Form 10-Q
period 1996-06-30
ROBERDS INC
filed 1996-08-06
CIK 912952

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-22702

                                  ROBERDS, INC.
             (Exact name of registrant as specified in its charter)

      Ohio                                           31-0801335
(State or other jurisdiction of         (IRS Employer Identification Number)
incorporation or organization)

                            1100 East Central Avenue
                             Dayton, Ohio 45449-1888
                    (Address of principal executive offices)

                                 (513) 859-5127
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

Yes    X      No
    -------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On July 31, 1996, 5,946,109 common shares, without par value, were outstanding.

                          ROBERDS, INC. AND SUBSIDIARY

                                      INDEX

                                                                  PAGE
                                                                 NUMBER
                                                                 ------
PART 1.   FINANCIAL INFORMATION:

          ITEM 1.           Financial Statements:

          Condensed Consolidated Balance Sheets -
            June 30, 1996 and December 31, 1995                     3

          Condensed Consolidated Statements of
            Operations - Three Months and Six
            Months Ended June 30, 1996 and 1995                     4

          Condensed Consolidated Statements
            of Cash Flows - Six Months Ended
            June 30, 1996 and 1995                                  5

          Notes to Condensed Consolidated
            Financial Statements                                    6

          ITEM 2.      Management's Discussion
                       and Analysis of Financial
                       Condition and Results
                       of Operations                                8

PART II.  OTHER INFORMATION:

          ITEM 1.      Legal Proceedings                           13

          ITEM 2-3.    Inapplicable                                14

          ITEM 4.      Submission of matters to a
                       Vote of Security Holders                    14

          ITEM 5.      Inapplicable                                14

          ITEM 6.      Exhibits and Reports
                       on Form 8-K                                 14

                          ROBERDS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                         JUNE 30,       DECEMBER 31,
                                           1996             1995
                                        ----------      --------
ASSETS
- - ------
Current Assets:
  Cash and cash equivalents               $  4,066          $  2,410
  Receivables:
    Customers                                1,650             2,591
    Vendors and other                        2,338             2,865
  Merchandise inventories                   57,896            41,377
  Refundable income taxes                      419
  Prepaid expenses and other                 2,025             1,632
  Deferred tax assets                        1,296             1,200
                                          --------          --------
Total current assets                        69,690            52,075

Property and equipment, net                100,239            81,310
Deferred tax assets                          5,379             4,540
Certificates of deposit-restricted           2,811             2,566
Other assets                                 1,404             1,558
                                          --------          --------
                                          $179,523          $142,049
                                          ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                        $ 25,002          $ 13,246
  Accrued expenses                           7,215             6,556
  Customer deposits                          9,154             6,354
  Accrued income taxes                                           112
  Current maturities of
    long term debt                           3,300             2,747
                                          --------          --------
Total current liabilities                   44,671            29,015

Construction payables                        1,521               860
Long term debt including capital leases     75,485            54,448
Deferred warranty revenue
  and other                                 11,436            10,527

Shareholders' Equity:
  Common shares                                593               591
  Additional paid-in capital                31,655            31,520
  Retained earnings                         14,162            15,088
                                          --------          --------
Total shareholders' equity                  46,410            47,199
                                          --------          --------
                                          $179,523          $142,049
                                          ========          ========



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ROBERDS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                THREE MONTHS ENDED   SIX MONTHS ENDED
                                      JUNE 30,           JUNE 30,
                                ------------------   ----------------
                                  1996       1995      1996     1995
                                --------   -------   -------  -------

Net sales and service revenues   $73,205   $71,405  $143,869 $139,538

Cost of sales                     51,123    49,547   100,873   96,447
                                 -------   -------  -------- --------

     Gross profit                 22,082    21,858    42,996   43,091

Selling, delivery and
  administrative expenses         23,279    19,520    44,896   38,925
Interest expense, net              1,312     1,000     2,571    1,581
Finance participation income        (614)     (622)   (1,354)  (1,186)
Other income, net                   (786)     (770)   (1,666)  (1,639)
                                 -------   -------  -------- --------

(Loss) earnings before
  income taxes (benefit)          (1,109)    2,730    (1,451)   5,410
Income taxes (benefit)              (390)    1,080      (525)   2,135
                                 -------   -------  -------- --------

Net (loss) earnings              $  (719)  $ 1,650  $   (926)$  3,275
                                 =======   =======  ======== ========

Net (loss) earnings
  per Common Share               $  (.12)  $   .28  $   (.16)$    .56
                                 =======   =======  ======== ========

Weighted average Common
  Shares outstanding               5,927     5,892     5,924    5,889
                                 =======   =======  ======== ========










            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ROBERDS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


INCREASE (DECREASE) IN CASH AND                    SIX MONTHS ENDED
  CASH EQUIVALENTS                                     JUNE 30,
                                                  -------------------
                                                     1996      1995
                                                  ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss) earnings                             $   (926)  $  3,275
  Adjustments to reconcile net (loss) earnings
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                    3,142      2,544
    Loss on sale of fixed assets                       102         (9)
  Changes in assets and liabilities, net              (786)   ( 7,869)
                                                  --------   --------
Net cash provided by (used in)
  operating activities                               1,532     (2,059)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                             (21,613)   (14,558)
  Proceeds from sales of fixed assets                  150         60
  Other, net                                           (95)       495
                                                  --------   --------
Net cash used in investing activities              (21,558)   (14,003)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Payments on long-term debt                        (4,610)    (1,008)
  Borrowings of long-term debt                      26,200     18,600
  Issuance of common shares through
    stock option plans                                 137        101
  Debt issuance costs                                  (45)      (426)
                                                  --------   --------
Net cash provided by financing activities           21,682     17,267
                                                  --------   --------

NET INCREASE IN CASH AND CASH EQUIVALENTS            1,656      1,205

CASH AND CASH EQUIVALENTS-beginning of period        2,410        110
                                                  --------   --------

CASH AND CASH EQUIVALENTS-end of period           $  4,066   $  1,315
                                                  ========   ========

CASH PAID FOR:
  Interest, net of capitalized amount
    of $333 in 1996 and $493 in 1995              $  2,513   $  1,692
                                                  ========   ========

  Income taxes                                    $    939   $  3,067
                                                  ========   ========











         SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ROBERDS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS EXCEPT SHARE DATA)

A.  BASIS OF PRESENTATION

The consolidated balance sheet at December 31, 1995 is condensed from the audited financial statements. The accompanying unaudited condensed consolidated balance sheet at June 30, 1996, the condensed consolidated statements of operations for the three and six months ended June 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the six months ended June 30, 1996 and 1995, have been prepared by the Company in accordance with generally accepted accounting principles and in the opinion of management include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of results of operations for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1995 included in Form 10-K. The results of operations for the six months ended June 30, 1996 may not be indicative of the results for the year ending December 31, 1996.

B.  DEBT

                                  JUNE 30,      DECEMBER 31,
                                   1996             1995
                               -------------   --------------
Mortgage notes payable           $40,823          $28,416
Revolving line of credit          20,400           10,300
Term loan agreement                4,900            5,600
Capital lease obligations         12,662           12,879
                                 -------          -------
                                  78,785           57,195

Less current maturities            3,300            2,747
                                 -------          -------

                                 $75,485          $54,448
                                 =======          =======


The revolving line of credit expires in January 1998. The amount available under the line is limited to the lesser of (i) $40,000 or (ii) an amount based upon a percentage of eligible accounts receivable and inventory plus any expenditures for leasehold improvements and store expansion for which the Company has commitments for permanent financing. At June 30, 1996, approximately $33,162 was available under the line of which $20,400 was outstanding.

The line, the term loan agreement, and one of the mortgage notes contain certain restrictive covenants including, among others, limitations on capital expenditures and the payment of dividends, maintenance of minimum current and fixed charge coverage ratios, and limitations on the amount of debt to net worth.

C.  INCOME TAXES

Deferred tax assets relate principally to the deferral of extended warranty revenues over the lives of the contracts for financial reporting purposes versus recognizing the revenues in the year of sale for income tax purposes.

Income taxes (benefit) consists of:

                                                   Six Months Ended
                                                       June 30,
                                                 ------------------
                                                   1996      1995
                                                 --------  --------
                  Currently payable:
                    Federal                      $  290     $ 2,520
                    State and local                 120         570
                                                 ------     -------
                                                    410       3,090
                  Deferred                         (935)       (955)
                                                 ------     -------
                                                 $ (525)    $ 2,135
                                                 ======     =======


D.  CONTINGENCY

During 1994, the Ohio Bureau of Workers' Compensation ("the Bureau") completed an examination of the Company's 1992 and 1993 Ohio workers' compensation tax returns. As a result of that audit, the Bureau issued an assessment against the Company for approximately $1,000. As a result of the Company's appeals and an adjustment received in September 1995, the assessment was reduced to $871. The assessment is based on the Bureau's reclassification of the majority of the Company's Ohio employees into higher-rate classifications. The Company, in consultation with legal counsel, believes it has meritorious defenses against the assessment and is defending the assessment vigorously. At this time, it is not possible to determine the final resolution of the assessment or its financial impact, if any. If the Bureau is successful, the Company would likely be liable for a similar adjustment, estimated to be approximately $1,300, for the years subsequent to 1993. No amount has been accrued in the financial statements for this contingency.

                          ROBERDS, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (DOLLAR AMOUNTS IN THOUSANDS)

RESULTS OF OPERATIONS

For the first six months of 1996, sales increased by 3.1 percent over the six months ended June 1995. Operations for the first six months of 1996 resulted in a net loss of $(926) as compared to net earnings of $3,275 for the first six months of 1995.

Sales for the three months ended June 1996 increased to $73,205 from $71,405 for the three months ended June 1995, an increase of 2.5 percent. Comparable store sales decreased 4.8 percent for the three months ended June 1996. Sales for the first half of 1996 increased to $143,869 from $139,538 for the first half of 1995, an increase of 3.1 percent. Comparable store sales decreased 7.6 percent for the first six months of 1996.

Contributing to the 1996 sales increase was additional volume from four new showrooms opened during 1995, of which two were open for a portion of the first half of 1995, and volume generated by pre-opening private sales in the new Cincinnati market. Total and comparable store sales for the three and six months ended June 1996 were adversely affected by the sharp slowdown in consumer spending on big ticket goods that began in the fourth quarter of 1995 and continued through the first half of 1996.

The percentage increase (decrease) in sales in the Company's three established market areas follows:

                             Three Months Ended   Six Months Ended
                                  June 30,             June 30,
                             ------------------  ------------------
                             Total   Comparable  Total   Comparable
                             Store     Store     Store     Store
                             -----   ----------  -----   ----------
Dayton                         1%       (2)%       1%       (9)%

Atlanta                        7        (7)        8        (6)

Tampa                         (5)       (5)       (3)       (8)


In addition to the slowdown in big ticket spending mentioned above, comparable store sales in Atlanta appear to have been affected in the three months ended June 1996 by the withdrawal of consumers from the Atlanta market as preparations for the Olympics affected consumer's desire to shop. This slowdown is likely to continue into August 1996. Sales in the Dayton and Atlanta market areas for the first half of 1996 were also adversely affected by the severe winter weather experienced during the first quarter of 1996. The Beavercreek, Ohio store, which opened in April 1995, appears to have taken some sales from the other Dayton-area stores, and adversely affected the comparable store sales through April 1996 after which it became a "comparable store". Likewise, the Fayetteville, Georgia store, which opened in September 1995, appears to be taking some sales from another Atlanta area store. Additionally, after two years of steady increases, total and comparable store sales in the Tampa market area continued to slow as compared to the first three and six months of 1995. The average store sales in Tampa remain below the Company's average and the Tampa market was not profitable during the first three and six months of 1996.

For the three months ended June 1996, gross profit was $22,082, or 30.2 percent of sales, as compared to $21,858, or 30.6 percent of sales, for the three months ended June 1995. Gross profit for the six months ended June 1996 was $42,996, or
29.9 percent of sales, as compared to $43,091, or 30.9 percent of sales, for the six months ended June 1995. The decrease in gross profit margin percentage for the three and six month periods ended June 30, 1996 resulted from the Company emphasizing a heavily promotional merchandising strategy combined with extended financing in an attempt to attract additional store traffic and to respond to competitive conditions, particularly in the consumer electronics and appliance categories.

Gross margins for the first six months of 1996 by category were approximately 38 percent for furniture, 44 percent for bedding, 20 percent for major appliances and 16 percent for consumer electronics. Gross margins for the first half of 1996, as compared to the first half of 1995, increased for bedding and decreased slightly for furniture. Gross margins for appliances and consumer electronics decreased significantly as a result of increased promotional advertising in response to highly competitive conditions in these categories.

For the three months ended June 1996, selling, delivery, and administrative expenses, which include occupancy costs, were $23,279, or 31.8 percent of sales, as compared to $19,520 or 27.3 percent of sales, for the comparable period in 1995. Selling, delivery, and administrative expenses for the six months ended June 1996 were $44,896, or 31.2 percent of sales, as compared to $38,925 or 27.9 percent of sales, for the comparable period in 1995. The increase in those expenses as a percentage of sales for the three and six months ended June 1996 is primarily attributed to (i) an increase in finance charges for extended financing programs offered to customers; (ii) pre-opening costs associated with the entry into the Cincinnati market; (iii) costs associated with the new warehouse in Fairborn, Ohio, that were absorbed by the Dayton market until additional volume is generated by the entry into the Cincinnati market during the second half of 1996; (iv) increased expenses associated with advertising and promotion and; (v) costs associated with the termination of a contract for a store site in Lakeland, Florida. The three months ended June 1995 also included a reduction in the provision for payments under the management incentive plan. Additionally, selling, delivery and administrative expenses for the first half of 1996 include additional expenses related to the consolidation of warehouse operations in the Dayton market during the first quarter of 1996.

Interest expense, net of interest income, increased to $1,312 for the three months ended June 1996 compared to $1,000 for the comparable period in 1995. For the six months ended June 1996 and 1995, net interest expense was $2,571 and $1,581 respectively. The increase in interest expense for the three and six months ended June 1996 over the comparable period for 1995 reflects additional indebtedness incurred to finance new stores and the new regional warehouse located in Fairborn, Ohio. The increase in interest expense for the three months ended June 1996 was partially offset by the capitalization of $227 of interest as compared to $145 for the comparable period in 1995. Net interest expense for the first six months of 1996 was reduced by $333 of capitalized interest, while the first six months of 1995 was reduced by $493 of capitalized interest.

Finance participation income, which consists of income from participation in the Company's private label credit card program, was $614, or 0.8 percent of sales, for the three months ended June 1996, as compared to $622, or 0.9 percent of sales, for the comparable period in 1995, and was $1,354, or 0.9 percent of sales, for the six months ended June 1996, as compared to $1,186, or 0.9 percent of sales, for the comparable period in 1995. While finance participation has remained relatively stable during the first half of 1996 as compared to 1995, it is likely the finance participation will decline during the third quarter of 1996 as the result of the initial influx of accounts into the private label credit card program from the Cincinnati market entry. The balances on these accounts will not yield participation to the Company during an initial period, thus resulting in the anticipated decrease in the Company's participation.

Other income increased to $786 for the three months ended March 1996 as compared to $770 for the comparable period in 1995. For the six months ended June 1996, other income increased to $1,666 as compared to $1,639 for the comparable period in 1995. The majority of other income consists of cash discounts and rental income from tenants.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased to $4,066 at June 30, 1996 as compared to $2,410 at December 31, 1995. During the first six months of 1996, inventories increased $16,519 primarily related to the entry into the

Cincinnati market area. The increase in inventories was partially funded through an $11,756 increase in accounts payable as certain vendors offered the Company extended payment terms for inventory purchased for the Cincinnati market entry. Cash of $2,800 was generated from increased customer deposits primarily related to products that have been sold but were not yet delivered.

The Company expended $21,613 during the first six months of 1996 on capital expenditures related to the renovation of a former warehouse facility in Cincinnati, Ohio into a showroom, the purchase of an existing retail facility in Buckhead, Georgia, and the completion of construction of a new warehouse facility in Fairborn, Ohio. The Fairborn warehouse is designed to support the Company's continued growth in the Ohio area, and is strategically located so that it can serve the Dayton and Cincinnati markets, as well as the planned expansion into the Columbus market.

The Company's revolving bank line of credit agreement, which expires in January 1998, provides that availability under the line is limited to the lesser of (i) $40,000 or (ii) an amount based upon a percentage of eligible accounts receivable and inventory plus any expenditures for leasehold improvements and store expansion for which the Company has commitments for permanent financing. At June 30, 1996, $33,162 was available under the line, of which $20,400 was outstanding. The line includes certain restrictive covenants including, among others, limitations on capital expenditures and the payment of dividends, maintenance of minimum current and fixed charge coverage ratios, and limitations on the amount of debt to tangible net worth. Based on the Company's expansion plans described below, certain of these covenants may need to be modified in order for the Company to remain in compliance with such covenants. Based on the Company's past working relationship with its primary lender, it is expected that such modification will be obtained.

On July 4, 1996, the Company opened its new 314,000 square foot megastore in Cincinnati, Ohio. The store represents the Company's entry into its fourth market area and features a 250,000 square foot showroom, with the balance of the space devoted to on-site warehousing for the market. The Company has announced that it plans to enter the Columbus, Ohio market in 1997 with a facility similar in size to the Cincinnati entry. The Company is presently evaluating sites for the Columbus store.

In June 1996, the Company purchased an existing retail facility in the Buckhead area of Atlanta, Georgia. Renovation of the Buckhead facility is anticipated to be completed in the fourth quarter of 1996. Also planned for completion in 1996 is the renovation of a portion of the two former Dayton warehouse facilities, which are attached to existing stores, into additional showroom space. In connection with the new Buckhead showroom and renovation plans, the

Company expects to incur approximately $8,000 in capital expenditures during the balance of 1996.

The previously announced plan to enter the Lakeland, Florida market, which is part of the greater Tampa, Florida market, has been abandoned due to issues that arose in the due diligence process. The Company is not currently pursuing any sites in that market.

The Company expects to fund a portion of its working capital requirements and the expansion plans described above through a combination of cash flow from operations, normal trade credit, utilization of its revolving line of credit, and long-term mortgage financing. The Company is considering potential debt or equity transactions to fund its expansion plans into the Columbus, Ohio market. The lack of availability of such debt or equity financing, or the inability to obtain the modifications to the Company's bank line of credit described above, could affect, or delay, the Company's ability to continue its expansion program into the Columbus, Ohio market.

OUTLOOK

The Company will focus the majority of its resources over the next few quarters on its entry into the Cincinnati market and renovation and opening of a new showroom in Buckhead, Georgia. It will also continue to plan its entry into the Columbus, Ohio market.

The Company's financial performance is influenced by consumer confidence, interest rates, the general level of housing activity, and the general level of economic activity in the United States. Since the later part of 1995 consumers have been buying big ticket goods very cautiously, and then only when there have been very attractive prices and financing packages offered to them. This has led to a very sharp competitive situation, as the major retailers have struggled to build volume in a difficult retailing environment. This situation will continue to put pressure on product prices and margins, particularly in the electronics and appliance categories.

                            PART II-OTHER INFORMATION

ITEM 1-LEGAL PROCEEDINGS

On February 28, 1994, the Company announced its earnings for the fourth quarter and year ended December 31, 1993. Following that announcement, the Company's stock price declined substantially. In March and April 1994, four lawsuits were filed against the Company, certain of its directors, certain of its officers, and its co-managing underwriters, in U.S. District Court for the Southern District of Ohio. The suit alleges that investors were misinformed as to the Company's prospects. Upon a motion by the Company, the suits were consolidated into a single suit. As the result of motions by the Company and agreements reached with the plaintiffs in the fourth quarter of 1995, the scope of the plaintiffs' suit has been reduced to claims under sections 11 and 15 of the Securities Act of 1933. The parties have agreed that the class of plaintiffs includes all individuals who bought the Company's stock from the time of the initial public offering in November 1993 through February 28, 1994, excluding the defendants, their affiliates, any officers or directors of any of the defendants and their affiliates, and members of the immediate families of such officers and directors. The parties have also agreed on the representatives for the class. The Company's initial public offering was completed at $13.00 per share, and during the period from the completion of the offering through February 28, 1994, the stock price ranged from $15.25 to $7.25. Discovery in the suit has commenced and trial is scheduled for December 1996. At this time, it is not possible to predict the outcome of the suit or to estimate the amount, if any, of the Company's liability.

In August 1995, a former employee of the Company brought suit against the Company and one of its managers alleging, among other things, wrongful termination of the employee and sexual harassment of the employee's wife. The suit, LAUDERMILK ET AL. VS. ROBERDS, INC. ET AL., was filed in the Court of Common Pleas, Montgomery County, Ohio, case number 95-2766, and sought $100,000 in compensatory damages and $1.0 million in punitive damages. Without admitting liability, the Company settled the suit in June 1996 by paying the plaintiff an amount which the parties have agreed not to disclose, but which management of the Company believes is not material to the Company.

In April 1996, a former employee of the Company filed suit in the Court of Commons Pleas for Montgomery County, Ohio, ROUCH, ET. AL. VS. ROBERDS FURNITURE & APPLIANCES, ET. AL., case number 96-1512. The complaint alleges that the Company permitted certain unsafe conditions to exist in one of its Ohio warehouses, which allegedly led to certain personal injuries sustained by the plaintiff. The suit seeks $825,000 in compensatory damages and $800,000 in punitive damages from the Company. The Company has referred the matter to its insurance carriers. At this time, discovery has not commenced and it is not possible to predict the outcome of the suit or to estimate the amount of the Company's liability, if any.

In the ordinary course of its business, the Company is from time to time a party in certain legal proceedings. In the opinion of management, the Company is not a party to any litigation, other than as described above, that would have a material adverse effect on its operations or financial condition if the proceeding was determined adversely to the Company.

ITEM 2-CHANGES IN SECURITIES     None.

ITEM 3-DEFAULTS UPON SENIOR SECURITIES     None.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Company's shareholders was held on May 21, 1996. Four of the Company's directors were re-elected to two-year terms ending in 1998 upon a vote as follows:

                                                                      Broker
Name                         For            Withheld      Abstain     Non-Vote
- - ----                         ---            --------      -------     --------
Jerry L. Kirby               5,369,021       None         4,562       553,680

Howard W. Smith              5,369,021       None         4,562       553,680

Gilbert P. Williamson        5,369,021       None         4,562       553,680

Donald C. Wright             5,369,021       None         4,562       553,680


Additionally, the Roberds, Inc. Amended and Restated Deferred Compensation Plan for Outside Directors was approved upon a vote as follows:

         For               5,325,003
         Against              37,267
         Abstain              11,313
         Broker non-vote     553,680


ITEM 5-OTHER INFORMATION       None

ITEM 6-EXHIBITS AND REPORTS ON FORM 8-K

There were no reports filed by the Company on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Roberds, Inc.
                                    (Registrant)

Date August 2, 1996                    /s/ Robert M. Wilson
    --------------------------        ---------------------

                                    Robert M. Wilson
                                    Executive Vice President
                                    Chief Financial Officer

Date August 2, 1996                    /s/ Michael A. Bruns
    --------------------------        ---------------------

                                    Michael A. Bruns
                                    Vice President
                                    Controller
                                    Chief Accounting Officer