Form 10-Q
period 1996-09-30
ROBERDS INC
filed 1996-11-05
CIK 912952

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

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

Yes    X  No
   ------   ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On October 31, 1996, 5,946,109 common shares, without par value, were outstanding.

                          ROBERDS, INC. AND SUBSIDIARY

                                      INDEX

                                                                             PAGE
                                                                            NUMBER
                                                                            ------
PART 1.           FINANCIAL INFORMATION:

                  ITEM 1.           Financial Statements:

                  Condensed Consolidated Balance Sheets -
                    September 30, 1996 and December 31, 1995                   3

                  Condensed Consolidated Statements of
                    Operations - Three Months and Nine
                    Months Ended September 30, 1996 and 1995                   4

                  Condensed Consolidated Statements
                    of Cash Flows - Nine Months Ended
                    September 30, 1996 and 1995                                5

                  Notes to Condensed Consolidated
                    Financial Statements                                       6

                  ITEM 2.           Management's Discussion
                                    and Analysis of Financial
                                    Condition and Results
                                    of Operations                              8

PART II.          OTHER INFORMATION:

                  ITEM 1.           Legal Proceedings                         16

                  ITEM 2-5.         Inapplicable                              17

                  ITEM 6.           Exhibits and Reports

                                    on Form 8-K                               17


                          ROBERDS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                        SEPTEMBER 30,     DECEMBER 31,
                                           1996               1995
                                        ------------      ------------
ASSETS
------

Current Assets:
  Cash and cash equivalents               $  6,140          $  2,410
  Receivables:
    Customers                                2,513             2,591
    Vendors and other                        2,783             2,865
  Merchandise inventories                   58,025            41,377
  Prepaid expenses and other                 2,076             1,632
  Deferred tax assets                        1,338             1,200
                                          --------          --------
Total current assets                        72,875            52,075

Property and equipment, net                103,331            81,310
Deferred tax assets                          6,067             4,540
Certificates of deposit-restricted           2,855             2,566
Other assets                                 1,416             1,558
                                          --------          --------
                                          $186,544          $142,049
                                          ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accounts payable                        $ 23,754          $ 13,246
  Accrued expenses                           7,750             6,556
  Customer deposits                         10,249             6,354
  Accrued income taxes                         621               112
  Current maturities of
    long term debt                           3,345             2,747
                                          --------          --------
Total current liabilities                   45,719            29,015

Construction payables                          639               860
Long term debt including capital leases     80,234            54,448
Deferred warranty revenue
  and other                                 12,517            10,527

Shareholders' Equity:
  Common shares                                595               591
  Additional paid-in capital                31,793            31,520
  Retained earnings                         15,047            15,088
                                          --------          --------
Total shareholders' equity                  47,435            47,199
                                          --------          --------
                                          $186,544          $142,049
                                          ========          ========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ROBERDS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                 THREE MONTHS ENDED NINE MONTHS ENDED
                                   SEPTEMBER 30,       SEPTEMBER 30
                                 ------------------ -----------------
                                  1996      1995      1996     1995
                                 -------   -------  -------- --------
Net sales and service revenues   $94,471   $76,238  $238,340 $215,776

Cost of sales                     65,372    52,780   166,245  149,227
                                 -------   -------  -------- --------

     Gross profit                 29,099    23,458    72,095   66,549

Selling, delivery and
  administrative expenses         27,654    20,623    72,550   59,548
Interest expense, net              1,447       914     4,018    2,495
Finance participation income        (532)     (630)   (1,886)  (1,816)
Other income, net                   (915)     (914)   (2,581)  (2,553)
                                 -------   -------  -------- --------

Earnings (loss) before
  income taxes                     1,445     3,465        (6)   8,875
Income taxes                         560     1,385        35    3,520
                                 -------   -------  -------- --------

Net earnings (loss)              $   885   $ 2,080  $    (41)$  5,355
                                 =======   =======  ======== ========
Net earnings (loss)
  per Common Share               $   .15   $   .35  $   (.01)$    .91
                                 =======   =======  ======== ========
Weighted average Common
  Shares outstanding               5,940     5,903     5,929    5,894
                                 =======   =======  ======== ========



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ROBERDS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

INCREASE (DECREASE) IN CASH AND                    NINE MONTHS ENDED
  CASH EQUIVALENTS                                    SEPTEMBER 30,
                                                  ------------------
                                                    1996       1995
                                                  --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) earnings                             $    (41)  $  5,355
  Adjustments to reconcile net (loss)
  earnings to net cash provided by
  operating activities:
    Depreciation and amortization                    5,169      3,930
    Loss on sale of fixed assets                       102       (162)
  Changes in assets and liabilities, net              (501)    (2,858)
                                                  --------   --------
Net cash provided by operating activities            4,729      6,265

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                             (27,593)   (26,055)
  Proceeds from sales of fixed assets                  154         60
  Other, net                                          (155)       493
                                                  --------   --------
Net cash used in investing activities              (27,594)   (20,231)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                        (2,316)    (1,598)
  Borrowings of long-term debt                      28,700     22,775
  Issuance of common shares through
    stock option plans                                 277        213
  Debt issuance costs                                  (66)      (593)
                                                  --------   --------
Net cash provided by financing activities           26,595     20,797
                                                  --------   --------

NET INCREASE IN CASH AND CASH EQUIVALENTS            3,730      1,560

CASH AND CASH EQUIVALENTS-beginning of period        2,410        110
                                                  --------   --------

CASH AND CASH EQUIVALENTS-end of period           $  6,140   $  1,670
                                                  ========   ========

CASH PAID FOR:
  Interest, net of capitalized amount             $  4,105   $  2,613
    of $540 in 1996 and $710 in 1995              ========   ========

  Income taxes                                    $  1,191   $  4,457
                                                  ========   ========






            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ROBERDS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS EXCEPT SHARE DATA)

A.  BASIS OF PRESENTATION

The consolidated balance sheet at December 31, 1995 is condensed from the audited financial statements. The accompanying unaudited condensed consolidated balance sheet at September 30, 1996, the condensed consolidated statements of operations for the three and nine months ended September 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995, have been prepared by the Company in accordance with generally accepted accounting principles and in the opinion of management include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of results of operations for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1995 included in Form 10-K. The results of operations for the nine months ended September 30, 1996 may not be indicative of the results for the year ending December 31, 1996.

B.  DEBT

                              SEPTEMBER 30,     DECEMBER 31,
                                  1996              1995
                              -------------     ------------
Mortgage notes payable           $40,480          $28,416
Revolving line of credit          26,000           10,300
Term loan agreement                4,550            5,600
Capital lease obligations         12,549           12,879
                                 -------          -------
                                  83,579           57,195

Less current maturities            3,345            2,747
                                 -------          -------

                                 $80,234          $54,448
                                 =======          =======

The revolving line of credit expires in January 1998. The amount available under the line is limited to the lesser of (i) $40,000 or (ii) an amount based upon a percentage of eligible accounts receivable and inventory plus any expenditures for leasehold improvements and store expansion for which the Company has commitments for permanent financing. At September 30, 1996, approximately $33,923 was available under the line of which $26,000 was outstanding.

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

Income taxes consists of:

                                                  Nine Months Ended
                                                    September 30,
                                                 -------------------
                                                   1996       1995
                                                 -------     -------
                  Currently payable:
                    Federal                      $ 1,406     $ 3,837
                    State and local                  294         835
                                                 -------     -------
                                                   1,700       4,672
                  Deferred                        (1,665)     (1,152)
                                                 -------     -------
                                                 $    35     $ 3,520
                                                 =======     =======

The disproportionate provision for income taxes for the nine months ended September 30, 1996 reflects minimum taxes imposed by certain jurisdictions and the effect of items which are not deductible for income tax purposes.

D.  CONTINGENCY

During 1994, the Ohio Bureau of Workers' Compensation ("the Bureau") completed an examination of the Company's 1992 and 1993 Ohio workers' compensation tax returns. As a result of that audit, the Bureau issued an assessment against the Company for approximately $1,000. As a result of the Company's appeals and an adjustment received in September 1995, the assessment was reduced to $871. The assessment is based on the Bureau's reclassification of the majority of the Company's Ohio employees into higher-rate classifications. The Company, in consultation with legal counsel, believes it has meritorious defenses against the assessment and is defending the assessment vigorously. At this time, it is not possible to determine the final resolution of the assessment or its financial impact, if any. If the Bureau is successful, the Company would likely be liable for a similar adjustment, estimated to be approximately $1,400, for the years subsequent to 1993. No amount has been accrued in the financial statements for this contingency.

                          ROBERDS, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (DOLLAR AMOUNTS IN THOUSANDS)

RESULTS OF OPERATIONS

For the first nine months of 1996, sales increased by 10.5 percent over the nine months ended September 1995. Operations for the first nine months of 1996 resulted in a net loss of $(41) as compared to net earnings of $5,355 for the first nine months of 1995.

Sales for the three months ended September 1996 increased to $94,471 from $76,238 for the three months ended September 1995, an increase of 23.9 percent. Comparable store sales decreased 9.0 percent for the three months ended September 1996. Sales for the first nine months of 1996 increased to $238,340 from $215,776 for the first nine months of 1995, an increase of 10.5 percent. Comparable store sales decreased 8.1 percent for the first nine months of 1996.

Sales for the third quarter of 1996 were positively affected by the opening of the new Cincinnati megastore on Fourth of July weekend, 1996. Comparable store sales for the third quarter of 1996 were affected by unusually mild weather which resulted in very weak sales of air conditioning and refrigeration products compared to record sales of such products in the third quarter of 1995. Additional volume from four new showrooms opened during 1995, of which two were opened during the third quarter of 1995, contributed to the increase in sales for the three and nine months ended September 1996. Comparable store sales for the three and nine months ended September 1996 were adversely affected by the slowdown in consumer spending on big ticket goods that began in the fourth quarter of 1995 and continued through the third quarter of 1996.

The percentage increase (decrease) in sales in the Company's three established market areas (excluding Cincinnati) follows:

                         Three Months Ended             Nine Months Ended
                            September 30,                 September 30,
                        ----------------------         --------------------
                        Total       Comparable         Total     Comparable
                        Store         Store            Store       Store
                        -----         -----            -----       -----
Dayton                   (9)%         (9)%              (3)%       (9)%

Atlanta                  (7)         (15)                2         (9)

Tampa                     0            0                (2)        (5)

In addition to the slowdown in big ticket spending mentioned above, comparable store sales in the Atlanta market appear to have been disrupted by the Olympics during the second and third quarters of 1996. Sales in the Dayton and Atlanta market areas for the nine months ended September 1996 were adversely affected by the severe winter weather experienced during the first quarter of 1996. The Beavercreek, Ohio store, which opened in April 1995, and the Fayetteville, Georgia store, which opened in September 1995, appear to have taken some sales from the other Dayton and Atlanta area stores, and adversely affected the comparable store sales for the first nine months of 1996. Comparable store sales in the Tampa market area improved in the third quarter of 1996 as compared to the first half of 1996. The average store sales in Tampa; however, remain below the Company's average and the Tampa market was not profitable during the three and nine months ended September 1996.

For the three months ended September 1996, gross profit was $29,099, or 30.8 percent of sales, as compared to $23,458, also 30.8 percent of sales, for the three months ended September 1995. Gross profit for the nine months ended September 1996 was $72,095, or 30.2 percent of sales, as compared to $66,549, or
30.8 percent of sales, for the nine months ended September 1995. The gross margin percentage for the third quarter of 1996 held steady despite a highly competitive retail environment. The percentage also reflects a larger portion of total sales from the furniture and bedding categories, primarily as a result of a higher percentage of such sales in the new Cincinnati megastore. The decrease in gross profit margin percentage for the nine months ended September 30, 1996 resulted from the Company emphasizing a heavily promotional merchandising strategy combined with extended financing in an attempt to attract additional store traffic during the first half of 1996 and the Company's response to competitive conditions, particularly in the consumer electronics and appliance categories.

Gross margin percentages for the first nine months of 1996 by category were approximately 37 percent for furniture, 44 percent for bedding, 21 percent for major appliances and 17 percent for consumer electronics. Gross margins for the first nine months of 1996, as compared to the first nine months of 1995, decreased for furniture, increased slightly for bedding, and decreased slightly for appliances and electronics. The decrease in the furniture gross margin percentage reflects more aggressive product prices in this category, particularly in the Cincinnati market.

For the three months ended September 1996, selling, delivery, and administrative expenses, which include occupancy costs, were $27,654, or 29.3 percent of sales, as compared to $20,623 or 27.1 percent of sales, for the comparable period in 1995. Selling, delivery, and administrative expenses for the nine months ended September 1996 were $72,550, or 30.4 percent of sales, as compared to $59,548 or
27.6 percent of sales, for the comparable period in 1995. The increase in selling, delivery, and administrative expenses as a percentage of sales for the three months ended September 1996 is primarily attributed to additional wages and operating expenses incurred in the warehouse and delivery functions to support the start-up of the Cincinnati market, and an increase in finance charges for extended financing programs offered to customers. In addition to the above, selling, delivery, and administrative expenses as a percentage of sales for the nine months ended September 1996 increased as a result of: (i) pre-opening costs associated with the entry into the Cincinnati market; (ii) costs associated with the new warehouse in Fairborn, Ohio, that were absorbed by the Dayton market until additional volume was generated by the entry into the Cincinnati market during the second half of 1996; (iii) increased expenses associated with advertising and promotion; and (vi) expenses related to the consolidation of warehouse operations in the Dayton market during the first quarter of 1996.

Interest expense, net of interest income, increased to $1,447 for the three months ended September 1996 compared to $914 for the comparable period in 1995. For the nine months ended September 1996 and 1995, net interest expense was $4,018 and $2,495 respectively. The increase in interest expense for the three and nine months ended September 1996 over the comparable period for 1995 reflects additional indebtedness incurred to finance new stores, including the Cincinnati megastore, and the new regional warehouse located in Fairborn, Ohio. The increase in interest expense for the three months ended September 1996 was partially offset by the capitalization of $207 of interest as compared to $217 for the comparable period in 1995. Net interest expense for the first nine months of 1996 was reduced by $540 of capitalized interest, compared to $710 in the first nine months of 1995.

Finance participation income, which consists of income from participation in the Company's private label credit card program, was $532, or 0.6 percent of sales, for the three months ended September 1996, as compared to $630, or 0.8 percent of sales, for the comparable period in 1995, and was $1,886, or 0.8 percent of sales, for the nine months ended September 1996, as compared to $1,816, or 0.8 percent of sales, for the comparable period in 1995. Finance participation declined during the third quarter of 1996 as the result of the initial influx of accounts into the private label credit card program generated from the Cincinnati market entry. The balances on these accounts result in costs to the Company but do not yield participation to the Company during an initial period, thus resulting in the decrease in the Company's participation for the third quarter of 1996. This trend is likely to continue through the fourth quarter of 1996.

Other income was $915, or 1.0 percent of sales, for the three months ended September 1996 as compared to $914, or 1.2 percent of sales, for the comparable period in 1995. For the nine months ended September 1996, other income was $2,581, or 1.1 percent of sales, as compared to $2,553, or 1.2 percent of sales for the comparable period in 1995. The majority of other income consists of cash discounts and rental income from tenants. Other income for the three months ended September 1995 included $153 of gains from the sale of fixed assets.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased to $6,140 at September 30, 1996 as compared to $2,410 at December 31, 1995. During the first nine months of 1996, inventories increased $16,648 primarily related to the entry into the Cincinnati market area. The increase in inventories was partially funded through a $10,508 increase in accounts payable as certain vendors offered the Company extended payment terms for inventory purchased for the Cincinnati market entry. The majority of the payables under these extended terms will become due during the fourth quarter of 1996. Cash of $3,895 was generated from increased customer deposits primarily related to products that have been sold but were not yet delivered.

The Company expended $27,593 on capital expenditures during the first nine months of 1996. These expenditures primarily related to (i) the renovation of a former warehouse facility in Cincinnati, Ohio into a 314,000 square foot megastore, (ii) the purchase and renovation of an existing retail facility in the Buckhead area of Atlanta, Georgia which is planned to open just before Thanksgiving, 1996, (iii) the completion of construction of a new warehouse facility in Fairborn, Ohio which is designed to support the Company's planned growth in the Ohio area; and (vi) the renovation of former warehouse space at the Vandalia, Ohio store into a clearance center which opened in the third quarter of 1996.

During October 1996, the Company began expansion of its West Carrollton, Ohio store into space formerly used for warehousing. This expansion, which is expected to be completed in the first quarter of 1997, will broaden the furniture offerings in the Dayton market and permit the display of some of the higher-end merchandise that is already in stock to support the Cincinnati market. In connection with the new Buckhead showroom and West Carrollton expansion plans, the Company expects to incur approximately $5,700 in capital expenditures during the balance of 1996 and the first quarter of 1997.

A significant portion of the Company's capital expenditures during 1996 have been financed under the Company's revolving bank line of credit agreement which expires in January 1998. The line provides that availability under the line is limited to the lesser of (i) $40,000 or (ii) an amount based upon a percentage of eligible accounts receivable and inventory plus any expenditures for leasehold improvements and store expansion for which the Company has commitments for permanent financing. At September 30, 1996, $33,923 was available under the line, of which $26,000 was outstanding. The line includes certain restrictive covenants including, among others, limitations on capital expenditures and the payment of dividends, maintenance of minimum current and fixed charge coverage ratios, and limitations on the amount of debt to tangible net worth.

The Company expects to fund a portion of its working capital requirements and the expansion plans described above through a combination of cash flow from operations, normal trade credit, utilization of its revolving line of credit, and long-term mortgage financing. The Company is in the process of pursuing commitments for long-term financing for a portion of the capital expenditures described above, including mortgage financing for the Buckhead facility and long-term financing for leasehold improvements related to the Cincinnati megastore. Approval is required from the Company's primary lender prior to the funding of any long-term financing. In addition, certain covenants contained in the Company's revolving line of credit agreement may need to be modified in order for the Company to remain in compliance with such covenants. The inability to obtain long-term financing, or approvals and covenant modifications from the Company's primary lender, could have an adverse effect on the Company's liquidity. Based on the Company's past working relationship with its primary lender, it is expected that such approvals and modifications will be obtained.

The Company has announced plans to enter the Columbus, Ohio market with a facility similar in size and design to the Cincinnati store. The Columbus market, which would represent the Company's fifth marketing area, would enable the further leveraging of the Fairborn, Ohio warehouse facility. The Company has identified a number of suitable sites in Columbus; however, it has not made any formal commitments for a site. While management is comfortable with the extent to which the Company's balance sheet has been leveraged, it does not believe that the Company should take on the additional debt obligations necessary to enter the Columbus market without additional equity. As a result, the Company does not plan to move forward with the Columbus entry until it has identified a source for that additional equity.

SEASONALITY

The Company typically experiences an increase in its overall sales in the fourth quarter. This increase is driven by an increase in the sales of consumer electronics and furniture products associated with the holiday season. At the same time, major appliance sales typically decline in the fourth quarter. Operating results for the year ended December 31, 1996 are highly dependent upon the success of the Company's operations in the fourth quarter.

OUTLOOK

The Company will focus the majority of its resources over the next few quarters on the renovation and opening of a new showroom in the Buckhead area of Atlanta, Georgia and the expansion of the West Carrollton showroom. Additionally, it will continue to refine the product mix, the staffing and the systems in the Cincinnati megastore to serve the customer more effectively.

The Company's financial performance is influenced by consumer confidence, interest rates, the general level of housing activity, and the general level of economic activity in the United States. Since the fourth quarter of 1995 consumers have been buying big ticket goods very cautiously, and then only when there have been very attractive prices and financing packages offered to them. This has led to a very sharp competitive situation, as the major retailers have struggled to build volume in a difficult retailing environment. This situation will continue to put pressure on comparable store sales and product prices and margins, particularly in the electronics and appliance categories.

FORWARD-LOOKING STATEMENTS

In the interest of providing the Company's shareholders and potential investors with information concerning management's assessment of the outlook for the Company, this report contains certain "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers should bear in mind that statements relating to the Company's business prospects, as distinct from historical facts, are forward-looking statements which, by their very nature, involve numerous risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's expectations include, but are not limited to:

A. Changes in general economic conditions in the United States, including but not limited to the general level of economic activity, levels of housing activity, interest rates, the availability of consumer credit, consumer confidence, and inflation.

B. Changes in the economic conditions in the market areas in which the Company operates, such as a strike or shutdown of a major employer or industry.

C. Unusual weather patterns, such as unusually hot or cool summers, which can affect the sale of refrigeration products, or unusually cold winters, which can affect consumers' desire and ability to shop for the Company's products. Acts of God, such as floods, hurricanes, or tornados, that interrupt the Company's ability to sell or deliver merchandise, interrupt consumers' ability to shop, or destroy a major Company facility, in particular a warehouse or computer facility.

D. Changes in the competitive environment in the Company's market areas, including the bankruptcy or liquidation of existing competitors.

E. The entry into the Company's lines of business and market areas by new, larger, well-financed competitors, which may have the ability to withstand intense price competition over extended periods of time.

F. The availability and cost of adequate, appropriate newspaper, television, and pre-printed advertising. A strike or work stoppage affecting the Company's media outlets.

G. Adverse results in litigation matters.

H. Difficulties in hiring, training, and retaining a capable work force at reasonable levels of compensation, in both existing market areas and in expansion locations. Difficulties in hiring and retaining an effective senior management group, particularly as the Company expands. An attempt to organize a significant portion of the Company's work force.

I. The availability of appropriate sites for expansion, on favorable terms, and the long-term receptivity of consumers to new store formats and locations.

J. Access to bank lines of credit and real estate mortgage financing sources at favorable rates of interest, terms, and conditions.

K. Access to additional equity capital to fund the Company's long-term expansion.

L. Access to extended-payment financing sources (e.g., "twelve months same as cash") at a favorable cost to the Company and with favorable rates of approval by the financing source. Access to private-label financing sources (e.g., "Roberds charge card") that provide favorable rates of interest to the customer, favorable rates of return to the Company, and favorable rates of approval by the financing source.

M. Rapid changes in products, particularly electronics products, such that the Company bears the risk of obsolescence or the consumer withdraws from the market until such time as the product category has stabilized.

N. Shifts in the mix of the Company's sales between its higher-margin products (bedding and furniture) and its lower-margin products (electronics and appliances), which may result from changes in consumer priorities, competitive factors, or other factors.

O. The absence of new products in the Company's product categories that would drive additional consumer interest and purchases.

P. Adverse changes in the cost or availability of the products the Company sells. Rapid increases in the price of the Company's products, which cannot be passed on to consumers as the result of competitive pressures.

Q. The loss, or significant reduction in the availability, of certain key name-brand products. Decisions by vendors to curtail the availability of certain product presently sold by the Company, or to make products that are presently sold by the Company available to certain competitors that do not presently have access to such products. Changes in import duties or restrictions affecting the Company's ability to import certain products.

R. Changes in income tax rates or structures that may affect the Company's tax burden or consumers' ability to purchase or finance big-ticket goods or new housing. Significant increases in real estate tax rates affecting the Company's properties.

S. Changes in government regulations affecting the Company, its products, its advertising, or its work force, including changes in the minimum wage. Changes in government regulations affecting the Company's employee benefit plans.

T. New competition from alternative sales media and channels of distribution, such as catalog mail order, telemarketing, television shopping services, and online media.

U. Changes in highway or street configurations such that the Company's stores become less accessible to consumers. Changes in consumer use or ownership of "second homes," particularly in the Tampa, Florida market.

V. Changes in the cost or availability of liability, property, and health insurance.

                            PART II-OTHER INFORMATION

ITEM 1-LEGAL PROCEEDINGS

On February 28, 1994, the Company announced its earnings for the fourth quarter and year ended December 31, 1993. Following that announcement, the Company's stock price declined substantially. In March and April 1994, four lawsuits were filed against the Company, certain of its directors, certain of its officers, and its co-managing underwriters, in U.S. District Court for the Southern District of Ohio. The suit alleges that investors were misinformed as to the Company's prospects. Upon a motion by the Company, the suits were consolidated into a single suit. As the result of motions by the Company and agreements reached with the plaintiffs in the fourth quarter of 1995, the scope of the plaintiffs' suit has been reduced to claims under sections 11 and 15 of the Securities Act of 1933. The parties have agreed that the class of plaintiffs includes all individuals who bought the Company's stock from the time of the initial public offering in November 1993 through February 28, 1994, excluding the defendants, their affiliates, any officers or directors of any of the defendants and their affiliates, and members of the immediate families of such officers and directors. The parties have also agreed on the representatives for the class. The Company's initial public offering was completed at $13.00 per share, and during the period from the completion of the offering through February 28, 1994, the stock price ranged from $15.25 to $7.25. Discovery in the suit is nearly complete and trial is scheduled for early in December 1996. At this time, it is not possible to predict the outcome of the suit or to estimate the amount, if any, of the Company's liability.

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

ITEM 2-CHANGES IN SECURITIES     None

ITEM 3-DEFAULTS UPON SENIOR SECURITIES     None

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     None

ITEM 5-OTHER INFORMATION     None

ITEM 6-EXHIBITS AND REPORTS ON FORM 8-K

There were no reports filed by the Company on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Roberds, Inc.
                                    (Registrant)

Date November 1, 1996                /s/ Robert M. Wilson
    ------------------------        ---------------------
                                    Robert M. Wilson
                                    Executive Vice President
                                    Chief Financial Officer

Date November 1, 1996                /s/ Michael A. Bruns
    ------------------------        ---------------------
                                    Michael A. Bruns
                                    Vice President
                                    Controller
                                    Chief Accounting Officer