Form 10-K405
period 1996-12-31
ROBERDS INC
filed 1997-03-03
CIK 912952

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

         [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-22702


                                  ROBERDS, INC.

An Ohio Corporation                                    31-0801335
                                          (IRS Employer Identification Number)

                            1100 East Central Avenue
                             Dayton, Ohio 45449-1888
                                 (937) 859-5127


        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                        Common Shares, without par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements
for the past 90 days. Yes [ X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

At the close of trading on January 31, 1997, 5,964,830 common shares, without par value, were outstanding. Of these, 1,812,789 common shares, having an aggregate market value (based upon the average of the high and low trading prices on that date) of approximately $14,955,509, were held by non-affiliates of the Registrant. Common shares held by each executive officer and director, and by each person who owned five percent or more of the outstanding common shares, were excluded, in that such persons may be deemed to be affiliates. However, such calculation does not constitute an admission or determination that any such officer or director or holder of more than five percent of the outstanding common shares is in fact an affiliate of the Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 1997 annual meeting of shareholders are incorporated into Part III herein by reference.

                                     PART I



ITEM 1.  BUSINESS


GENERAL

Roberds, Inc.1 is a leading retailer of a broad range of home furnishing products, including furniture, bedding, major appliances, and consumer electronics, in the greater Dayton, Ohio, Atlanta, Georgia, Tampa, Florida, and Cincinnati, Ohio markets. At December 31, 1996, the Company operated 25 large-format stores, with six stores in the Dayton market, ten in the Atlanta market, eight in the Tampa market, and one megastore in the Cincinnati, Ohio market. The Company offers a product mix that includes high quality, name-brand furniture, bedding, major appliances, and consumer electronics products, at prices guaranteed to be lower than those of its competitors.

In November 1993, the Company completed an initial public offering of 2.7 million of its common shares, without par value. The Company's common shares trade on the Nasdaq National Market tier of The Nasdaq Stock Market, under the symbol "RBDS."

The Company was incorporated in 1971 under the laws of the State of Ohio. Its executive offices are located at 1100 East Central Avenue, Dayton, Ohio 45449-1888, and its telephone number is (937) 859-5127.


FORWARD-LOOKING STATEMENTS

In the interest of providing the Company's shareholders and potential investors with information concerning management's assessment of the outlook for the Company, this report contains certain "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers should bear in mind that statements relating to the Company's business prospects, as distinct from historical facts, are forward-looking statements which, by their very nature, involve numerous risks and uncertainties. For discussion of certain of such risks and uncertainties, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward-Looking Statements."


OPERATING STRATEGY

The Company's objective is to be the leading retailer of furniture, bedding, major appliances, and consumer electronics products in each of its markets. Key elements of the Company's operating strategy include the following:

DISTINCTIVE PRODUCT MIX The Company's product mix is a key element of its operating strategy. Roberds' product mix is distinctive within the retailing industry, and management believes it provides Roberds with several competitive advantages over retailers offering only one or two of the Company's product categories. The Company's major appliance and consumer electronics product lines generate significant store traffic, sales volume, and gross profit dollars, enabling Roberds(R) to price its furniture products more aggressively than competing furniture retailers. The Company's higher-margin furniture and bedding products enable it to offer its appliance and consumer electronics products at prices generally below retailers of those products. The Company believes that its mix of products provides a significant strategic advantage over its competitors, particularly those selling only electronics and appliance products.

--------

1 Roberds, Inc. is also referred to herein as "the Company," "Registrant," and "Roberds."

Management believes that the Company's product mix generates significant operating efficiencies. Such efficiencies result from the higher level of sales per store generated by the Company's diverse product mix, providing Roberds with significant leverage of its fixed costs, including distribution, warehousing, store facilities, advertising, and general and administrative expenses. The Company's product mix enables Roberds to offer complementary products in a single package in a way in which many of its competitors cannot, and offers cross-selling opportunities that do not exist for many of the Company's competitors.

GUARANTEED LOWEST PRICES. The Company's pricing strategy is to offer its merchandise at prices guaranteed to be lower than those of its competitors throughout the year. Roberds shops its competition regularly and believes that it sets its prices below those of its competitors. To reinforce its reputation for value, it is the Company's advertised policy to offer the lowest competing price in the market. The policy is backed up by the Company's DOUBLE THE DIFFERENCETM price guarantee, which is prominently featured in its advertising.

At the time of sale, and for 30 days thereafter, the Company guarantees to its customers that its prices are lower than those of its competitors. If a customer demonstrates prior to a purchase that the same product can be purchased within the market area for a price below that offered by the Company, it will offer that item to the customer at a price lower than that of the competitor. If a customer has purchased a product from the Company and within 30 days thereafter (seven days on computer products) demonstrates that the same product can be purchased within the market area at a lower price, the Company will refund double the difference to the consumer.

BROAD SELECTION OF NAME-BRAND MERCHANDISE. The Company sells only name-brand products generally recognized by consumers, including many higher quality brands. The Company's stores, which average approximately 60,000 square feet in size (excluding the Cincinnati megastore), are larger than the stores of many of its competitors. This enables the Company to attractively display a wide variety of products that appeal to a broad range of consumer tastes, incomes, and age groups. As a result, Roberds can offer its customers "one-stop" shopping for almost every home furnishing product, thereby facilitating the purchasing process and reducing the need for comparison shopping. In 1996, the Company opened Roberds GrandTM, in Cincinnati, Ohio. Roberds Grand features a single 250,000 square foot showroom, with an even larger selection than is offered in the Company's other stores.

STORE CONCENTRATION AND EFFICIENCIES. Roberds operates in metropolitan areas of at least one million people. In its Dayton, Atlanta, and Tampa markets, the Company has concentrated multiple stores in each geographic market in order to enhance name recognition, achieve market penetration, and gain economies of scale in distribution, advertising, and management costs. The Company advertises in newspapers, on television, and through direct mail, and is able to benefit from the advertising efficiencies of locating multiple stores within those three marketing areas. The Company's "hub and spoke" warehouse and delivery functions also create operating leverage by serving multiple stores from a regional facility. For its entry into the Cincinnati market, which is discussed more fully below, the Company utilized a single 250,000 square foot "megastore" concept.

CORPORATE COMMITMENT TO CUSTOMER SERVICE. The Company operates under the philosophy that it will do "whatever it takes" to satisfy the customer. The Company gives managers and sales associates full authority to respond to customer issues. Unlike many of its competitors, Roberds employs full-time, commissioned, trained, professional, sales associates, who are knowledgeable about the products they sell. On in-stock merchandise, the Company offers delivery within two days, for a reasonable charge, seven days per week. Roberds guarantees next-day delivery service on selected merchandise. Roberds offers delivery on all merchandise sold, and has a competitive policy on replacements and returns. Roberds also removes the customer's old merchandise free of charge. In addition, Roberds offers service contracts that provide additional warranty coverage beyond that which is provided by the manufacturer.


EXPANSION STRATEGY

As part of the initial public offering of its common shares in November 1993, the Company embarked on a plan to add stores in its existing market areas, particularly in Atlanta and Tampa; to remodel two of its highest volume stores; to relocate its flagship store in the Tampa market; and to develop a fourth market area. The Company developed this strategy in order to attempt to gain market share in the large and growing Atlanta and Tampa markets, which the Company believed offered significant expansion opportunities. Since the initial public offering, the Company has increased its store count in Dayton from five to six, in Atlanta from five to ten, in Tampa from five to eight, and in total from 15 to 24 in its three original market areas. The store renovation and relocation projects launched in 1993 have been completed.

ENTRY INTO NEW MARKETS. In July 1996, the Company entered the Cincinnati, Ohio market with a single 250,000 square foot megastore known as Roberds Grand. With the development of the Roberds GrandTM format, the Company has two formats with which it can enter new markets--multiple 60,000 square foot stores within a market or a single 250,000 square foot megastore. It is the Company's plan to utilize the single 250,000 square foot model in all new markets; however, it can utilize the multiple-store model where the Company believes it is appropriate. The determination of whether to utilize a single store or multiples stores in new markets depends on a variety of factors, including but not limited to retail shopping patterns, traffic patterns, accessibility, and the availability of sites.

Going forward, the Company will focus the majority of its resources on new market areas. Criteria for expansion into new markets include the potential for achieving a significant share of the market in each of the Company's product categories, and the opportunity to achieve operating efficiencies in regional advertising, warehousing, and administrative costs.

The Company has identified Columbus, Ohio as its next market area, utilizing the Roberds Grand megastore approach. However, the Company does not intend to enter the Columbus market, or any other new market, and take on the additional debt obligations required to enter a new market, without additional equity. Thus, the Company's further expansion into new markets is dependent on its ability to raise additional equity capital prior to, or as part of, such new market expansions. Although the Company currently expects to continue its expansion beyond the Columbus, Ohio market, there can be no assurance that it will be able to do so.

ADDITIONAL STORES IN EXISTING MARKETS. During 1996, the Company purchased a former retail facility in the Buckhead area of Atlanta, Georgia, renovated the facility into a Roberds store, and opened the store in November 1996.

The Company had previously announced plans to enter the Lakeland, Florida market, which is part of the greater Tampa, Florida market. However, in June 1996, the Company terminated its contract to purchase the site in Lakeland due to issues that arose in the due diligence process. The Company continues to have an interest in the Lakeland, Florida market, but is not actively pursuing a site in that market.

NEW DISTRIBUTION CENTER. As part of the plan to enter the Cincinnati, Ohio market, the Company opened a 480,000 square foot warehouse facility in the Dayton suburb of Fairborn, Ohio, in January 1996. The Fairborn warehouse will also service the Company's announced expansion into the Columbus, Ohio market.

STORE RENOVATIONS. In August 1996, the Company expanded its Vandalia, Ohio store into former warehouse space in that facility that was abandoned following the opening of the new warehouse in Fairborn, Ohio. The expanded Vandalia facility includes a 69,000 square-foot traditional Roberds store, and an area that serves as a clearance center for the Dayton market.

The Company is expanding its West Carrollton, Ohio store into former warehouse space that was abandoned following the opening of the new warehouse in Fairborn, Ohio, in order to expand its product offerings in the West Carrollton store. The expansion will enable the Company to sell some of the products it currently displays and inventories for the Cincinnati market, in Dayton. As part of the expansion, there will be some minor renovation of the existing West Carrollton store. The project is expected to be completed in March 1997.

GENERAL. The Company's planned growth depends, in part, on its ability to expand into new markets and, to a lesser extent, its ability to open new stores within its existing market areas. There is no assurance that the Company will be able to locate favorable store sites and arrange favorable leases for new stores; open new stores in a timely manner; or hire, train, and integrate employees and managers in those new stores; or that the Company will have access to sufficient financial resources to permit further expansion. Similarly, there can be no assurance that the Company can enter new markets successfully.


MERCHANDISING AND PRODUCT LINES

DISTINCTIVE FORMAT. Roberds' merchandising format, combining furniture, bedding, major appliances, and consumer electronics products in the same store, is an important aspect of the Company's operations and a point of significant differentiation from its competitors. The Company's traditional stores are larger than the stores of most of its competitors, averaging approximately 60,000 square feet in size. These larger stores allow the Company to attractively display a wide selection of products and allow flexibility in expanding and contracting merchandise categories to meet changing consumer tastes and to introduce new products. The Company's Roberds Grand facility, in Cincinnati, Ohio, is one of the largest home furnishings stores in North America. Roberds' stores are organized into specialized departments, each offering a wide selection of merchandise. The breadth of merchandise within each product line is designed to provide customers with a varied selection and to reduce the need for customers to comparison shop.

Roberds' furniture merchandise is priced to achieve gross margins that are attractive for the Company, but below those of other furniture retailers. Because it sells higher-margin furniture products, the Company can offer its appliance and consumer electronics products at prices lower than can many of its competitors in those categories. The Company's appliance and consumer electronics businesses have lower margins, higher turnover, and tend to be somewhat more seasonal and cyclical than furniture sales. However, the competitively priced appliance and consumer electronics products generate customer traffic for the higher margin furniture items and allow the Company to spread its operating expenses over a larger base of sales. In addition, management believes the Company's major appliance and consumer electronics product offerings increase the frequency of customer visits and create consumer loyalty, which leads customers to shop for furniture at Roberds.

FURNITURE PRODUCTS. Roberds carries a broad selection of name-brand furniture products. In addition, the Company offers a broad range of special-order products. Unlike many other retailers, Roberds uses the same pricing formula for special-order merchandise as it does for in-stock merchandise. As a result, Roberds enjoys a significant special-order business. Furniture sold by the Company includes traditional, American country, eighteenth century, and contemporary styles, and includes living room, dining room, and bedroom furniture, tables, lamps, dinettes, reclining furniture, sleep sofas, desks, and chairs. The Company offers extensive selections of both upholstered and leather furniture, as well as casegoods. Roberds also sells furniture accessory items including pictures, mirrors, vases, mantle pieces, wall hangings, figurines, and related goods. Furniture brands carried by Roberds represent the middle to upper-middle range of price, and include Action by Lane, Broyhill, Chromcraft, Flexsteel, Kincaid, Natuzzi, and Pennsylvania House, among others. In the Roberds Grand format, the Company offers an even broader and deeper selection of furniture products, including many higher-end products such as Henredon, and the Arnold Palmer and Alexander Julian Collections.

BEDDING PRODUCTS. The Company offers products from Sealy, Serta, and Simmons, the three largest manufacturers of bedding sold in the United States, as well as Stearns & Foster. Bedding products include wooden and brass bed frames, mattresses, box springs, and water beds. The brand names sold by the Company cover the full range of bedding quality, except that the Company does not compete at the very lowest end of the bedding quality range or in the private-label segment.

MAJOR APPLIANCE PRODUCTS. Roberds' major appliance products include refrigerators, freezers, ranges, washers, dryers, dishwashers, trash compactors, disposals, room air conditioners, microwave ovens, dehumidifiers, and vacuum cleaners. The Company also sells some specialty appliance products such as under-counter refrigerators, built-in appliances, and cooktops. Roberds carries the major appliance brands sold in the United States, ranging in price from moderately low to very high. In its Roberds Grand facility, Roberds sells small-dollar appliances such as coffee makers, toasters, and food processors. Major appliance brands carried by the Company include Amana, Frigidaire, General Electric, JennAir, KitchenAid, Maytag, SubZero, and Whirlpool, among others.

CONSUMER ELECTRONICS PRODUCTS. Consumer electronics products sold by the Company include portable, console, and big screen televisions; VCRs; camcorders; stereo systems and audio components; and satellite systems. The Company offers personal computers and related home-office products in its Dayton and Cincinnati markets, but withdrew those products from its Atlanta and Tampa markets during 1996, due to low volumes and profitability. The Company offers products from most of the major consumer electronics manufacturers, ranging in price from lower-middle to high. Consumer electronics brands carried by the Company include Bose, Canon, Compaq, Hitachi, IBM, JVC, Mitsubishi, Packard Bell, Pioneer, RCA, Sony, Toshiba, and Zenith, among others.

Roberds has dedicated "home theater" departments in its stores. This merchandising concept blends stereo televisions with supplemental audio equipment, to give the consumer a movie viewing experience comparable to that enjoyed in theaters. Because of its ability to offer these products together with complementary furniture products, particularly recliners and other "motion" furniture, Roberds believes that it is well positioned to capitalize on the home theater merchandising concept.

OTHER. Selected floor-covering products are offered in the Dayton and Cincinnati stores. The Company does not sell draperies, wallpaper, or tabletop merchandise.


ADVERTISING AND PROMOTION

Roberds uses a mixed media approach in its advertising programs, employing a combination of newspaper, broadcast, and direct mail advertisements. Roberds is reimbursed by its suppliers for a significant portion of the costs associated with advertising their products.

Newspaper advertisements typically account for the majority of gross advertising expenditures, with broadcast, direct mail, and other forms of advertising constituting the balance. The Company uses a combination of newspaper "run of press" advertising, contained in the body of the newspaper, and "preprint" advertising, which is "stuffed" into the newspaper. The Company advertises continuously during the year, but most heavily during peak retailing seasons such as Thanksgiving and Christmas and for other special promotional programs. Roberds utilizes broadcast advertising primarily Thursday through Sunday, in newspapers primarily Friday through Sunday, and runs direct mail programs periodically. Roberds runs a variety of promotional programs that range in duration from one to fourteen days. A sales promotion is in progress virtually every day of the year.

The Company has an in-house advertising department for the planning, preparation, and production of advertising, and for coordinating advertising with the Company's merchandising policies and programs. The Company employs an advertising agency for the production of broadcast advertising and for assistance in developing its overall advertising strategy. Advertising for all market areas is developed around common themes and promotions, but product prices are varied by market to meet each market's needs and to maintain Roberds' guaranteed-lowest-price commitment.


CUSTOMER PROFILE

Roberds targets consumers who are 25 to 54 years of age, have annual household incomes greater than $30,000, are married, and have owned their own homes for less than five years. The Company believes such customers are typically interested in purchasing high-quality merchandise at prices that provide good value. Management also believes that Roberds has a high proportion of repeat shoppers.

CUSTOMER SERVICE AND CONVENIENCE

The Company stresses superior customer service and encourages every employee to do "whatever it takes" to satisfy a customer. Store managers and assistant managers have broad discretion to meet customers' needs. Roberds' stores are open 362 days each year. The stores are open from 10:00 a.m. to 9:00 p.m., Monday through Saturday, and 11:00 a.m. to 7:00 p.m., Sundays, providing ample opportunity for customers, including two-income families, to shop. Store hours are extended during peak selling seasons. Roberds employs full-time, commissioned, trained, professional sales associates who are knowledgeable about the products they sell.

When a customer is interested in an item of merchandise that is carried in stock, sales associates determine the item's availability from real-time computer terminals located throughout the selling area. Similarly, if a customer special-orders merchandise, the Company's computer system allows the customer to know at any time the status of the order and the expected delivery date. Customer inquiries after the sale are generally referred first to the salesperson who made the sale, so as to maintain a friendly customer relationship and encourage customer satisfaction and loyalty.

For furniture, major appliances, and consumer electronics products, Roberds offers its own service contracts that provide additional warranty coverage beyond that which is provided by the manufacturer. The terms of the extended warranty contracts range from nine months to ten years. Roberds provides service for everything it sells. Roberds performs its own furniture and bedding repair service in all four markets. Appliance and electronics repair services are provided with a combination of in-house staff and outside providers with whom Roberds has working relationships.


HOME DELIVERY SYSTEM

Roberds believes that its system for delivery of merchandise to its customers is convenient for the customer and a significant strategic advantage. At the time of purchase, customers can elect to take in-stock merchandise with them or schedule it for delivery. Over 80 percent of the merchandise sold is delivered. If the customer wants to arrange a delivery, it is scheduled at the time of sale, on the sales floor, when the customer specifies a date for delivery. Full delivery service is available 362 days during the year, including Sundays, to provide maximum convenience for the customer. Typically, the customer can schedule deliveries of in-stock merchandise within two days after the sale; however, the Company guarantees next-day delivery on in-stock refrigeration equipment, big-screen televisions, and bedding products.

Roberds operates a delivery fleet with distinctive trucks displaying the Roberds logo. All delivery crews are Roberds employees wearing Company uniforms. Delivery teams operate on a commissioned pay system. Management believes that, as a result of the commission system, the Company's delivery personnel are highly motivated to complete the delivery successfully on the first attempt and to satisfy the customer.


PURCHASING AND VENDOR RELATIONS

Roberds' buying operations are organized along its four major merchandise lines. The Company has a Vice President of merchandising over each of its four major product lines. Each Vice President is assisted by buyers in each of the Company's geographic market areas; however, the Company's Dayton buyers also serve the Cincinnati market. The buyers review inventory and sales reports on a daily basis and place orders based on analysis of past sales and existing inventory levels in their geographic market areas. The buyers also adjust product pricing and advertising to meet competitive needs in their respective market areas.

Virtually all furniture and major appliances are purchased from North American manufacturers. Consumer electronics products are purchased either from domestic manufacturers or domestic suppliers representing European or Asian manufacturers. Roberds is a member of NATM Buying Corp., the largest national buying group in the United States, organized to purchase consumer electronics and major appliances. Roberds believes its membership in NATM enables it to obtain better product pricing, larger volume discounts, and more advertising rebates than it could obtain independently.

Vendors provide the Company with substantial incentives in the form of cash discounts, volume rebates, and cooperative advertising funds. The aggregate amount of these incentives was approximately $18.5 million in 1996, $15.3 million in 1995, and $11.7 million in 1994. The increase in such incentives in 1996 over 1995 was primarily due to increased purchases of products in order to support higher levels of sales and the entry into the Cincinnati market and, to a lesser extent, increased purchases from manufacturers providing incentives. The increase in such incentives in 1995 over 1994 was principally due to increases in volume and, to a lesser extent, increased purchases from manufacturers providing incentives. There can be no assurance that such vendor incentives will continue at such levels. A reduction in, discontinuance of, or delay in receiving these vendor incentives could have a material adverse effect on the Company.

Access to certain vendors and brand names is important to the Company's continued success. The loss of a significant or well-known vendor, such as General Electric or Broyhill, could have a material adverse effect on the Company.


DISTRIBUTION

In January 1996, the Company consolidated its two Dayton warehouses into a new 480,000 square foot facility, which it constructed in the Dayton suburb of Fairborn, Ohio. The new Fairborn facility services the Dayton and Cincinnati markets, and will also service the Company's intended entry into the Columbus, Ohio market. The Atlanta and Tampa markets each operate from single warehouse facilities.

All merchandise is initially received into, and controlled in, a central warehouse in each market. Smaller merchandise items, such as small televisions and VCRs, which can be picked up by the customer, are then redistributed to the stores for customer pick-up. Each store maintains warehouse space to facilitate such customer pick-ups. Management believes this "hub and spoke" arrangement allows for prompt product delivery and efficient distribution.

The Company tags and barcodes all merchandise at the time of arrival in its warehouse centers. The movement of merchandise through the warehouse is tracked by the Company's barcode process. The Company cycle-counts inventory on a scheduled basis and performs physical inventories periodically.


MANAGEMENT INFORMATION SYSTEMS

Roberds utilizes a fully integrated management information system for inventory, merchandising, and certain accounting functions. The system was purchased from, and is maintained by, the largest software provider to the furniture retailing industry. The Company believes that the current system is adequate to support its growth plans, by making hardware and software upgrades to accommodate additional volume.

Each store is equipped with a system allowing Company sales personnel and buyers to track merchandise inventories on a real-time basis. In addition, the merchandising systems are designed to integrate fully the key retailing functions of merchandise planning, purchase order management, merchandise distribution, receiving, order entry, and inventory control.

Sales data is captured at the time of sale by the Company's sales personnel, using point-of-sale terminals on the showroom floor, and is transmitted to the Company's regional processing centers, where it is compiled to produce daily and weekly management reports. The data is organized by department class, item, style, and store, and enables management to regularly monitor the sales performance of all products within each store and market. The system also captures data regarding the customer, and maintains an on-line customer data base with addresses and purchasing history for each customer.

CUSTOMER CREDIT PROGRAMS

The Company offers qualified customers a private-label charge card administered by Banc One Private Label Credit Services ("Banc One"). According to Banc One, at December 31, 1996, the Company had over 328,000 private-label charge card accounts that generated sales of approximately $156 million in 1996. Such sales represent approximately 46 percent of the Company's net sales and service revenues for 1996. The credit approval and servicing process is administered by Banc One, which issues customer account cards embossed with the Roberds logo. Roberds receives income from such accounts, based on the difference between: (i) the interest rate charged to the customer, and (ii) Banc One's cost of funds plus an administrative charge. As part of its arrangement with Banc One, Roberds funds a reserve account designed to cover a portion of the bad debt losses incurred by Banc One. All credit losses in excess of the reserve account are the responsibility of Banc One. As a result of this arrangement, Roberds holds no significant consumer receivables and bears no credit risk beyond the fixed amount contributed to Banc One's bad debt reserve. Because a significant portion of the Company's sales are financed by consumers, the lack of availability of consumer credit programs, or a significant increase in the cost of such programs, could have a material adverse effect on the Company.

The Company also arranges financing through several other sources for customers not qualifying for credit under the Banc One program. Under some of these programs, the Company pays a fee to the providers for the use of the program; under others, it earns a participation fee. However, under all of these other programs, there is no recourse to Roberds for bad debts.

The Company utilizes several sources for extended financing programs; however, the majority of such financing is provided by Banc One. The Company generally pays a fee to the financing source for these programs. To the extent the Company utilizes Banc One for programs other than its standard "90-days same-as-cash" program, the Company pays a fee to Banc One for such programs. All extended financing programs are without recourse to the Company.

Roberd Insurance Agency, Inc., a wholly owned subsidiary of the Company, is qualified as an insurance agency under Ohio law. It earns a commission on credit insurance sold by the Company to its customers.


COMPETITION

The retail sale of furniture, bedding, major appliances, and consumer electronics products in the United States is highly competitive and highly fragmented. There are large numbers of local, regional, and national chains of department stores, specialty retailers, and mass and catalog merchandisers, as well as mail-order merchandisers, competing in each of the Company's product categories and within its geographic markets. Many of these competitors are publicly held and have financial and other resources substantially greater than those of the Company. Further, many of the Company's competitors, particularly in the appliance and electronics product categories, have suffered severe financial problems. From time to time, this has caused the Company to have to compete against retailers that are liquidating merchandise or operating under the protection of the bankruptcy laws. In the major appliance and consumer electronics categories, there has been significant expansion into the Company's markets by publicly held national "superstore" chains, which has greatly increased the competitive environment in those product categories. In general, these competitive conditions have led to heavy advertising, severe price competition, and extensive use of "same-as-cash" programs. The Company expects such competition to continue. As a result of these highly competitive conditions, during 1996, the Company withdrew from the personal computer and home-office categories in its Atlanta and Tampa markets.

One national retailer of appliance and electronics products is entering the Dayton market in 1997, and another is entering the Tampa market in 1997. A major furniture retailer located in the Tampa market entered the Atlanta market late in 1995, and has announced plans for further expansion in greater Atlanta. Several national department store chains are experimenting with freestanding furniture, appliance, and electronics formats, and some of those retailers have entered the Company's markets. These competitors may generate additional competition in the furniture segment.

The industry competes on the basis of price, merchandise selection and availability, and service. The Company competes on price by constantly shopping its competition within its geographic markets and maintaining a guaranteed-lowest-price approach. Because of its distinctive product mix, Roberds can price its merchandise on the sales floor below the competition every day of the year. The Company believes it competes favorably on merchandise selection because, at an average of 60,000 square feet of showroom size in its traditional stores, its stores are larger than those of many of its competitors, thus enabling Roberds to attractively display a broader range of merchandise in each of its four product categories. Management believes Roberds' product availability is good because of its strong vendor relations and its regional distribution facilities, which are located near its stores. The Company believes that it provides superior customer service through its full-time, commissioned sales staff, effective delivery of merchandise, and effective handling of special orders.


SEASONALITY

The Company typically experiences an increase in its overall sales and profitability in the fourth quarter. This increase is driven by an increase in the sales of consumer electronics and furniture products associated with the holiday season. At the same time, major appliance sales typically decline in the fourth quarter. Operating results for the full year are highly dependent upon the success of the Company's operations in the fourth quarter.


CYCLICALITY

The market for furniture, bedding, major appliances, and consumer electronics products has historically been cyclical, fluctuating significantly with general economic cycles. During economic downturns, these product lines tend to experience longer periods of recession and greater declines than the general economy. The Company believes that the industry is significantly influenced by economic conditions generally and particularly by the level of housing activity, interest rates, consumer confidence, personal discretionary spending, and credit availability. There can be no assurance that a prolonged economic downturn would not have a material adverse effect on the Company.


BACKLOG

The Company's backlog of sales (sales orders written but not yet delivered) was approximately $8.3 million at December 31, 1996 as compared to $9.9 million at December 31, 1995.


EMPLOYEES

At January 31, 1997, the Company had approximately 2,300 employees, substantially all of whom were full time, including approximately 830 in sales and sales management, 830 in office and administrative capacities, and 640 in warehouse and delivery functions. The Company has never experienced a work stoppage due to labor difficulties and is not a party to any collective bargaining arrangements. The Company considers its relations with its employees to be good.

MERGERS; SUBSIDIARIES

As part of the Company's initial public offering in November 1993, two of the Company's Initial Shareholders2 contributed all of their shares in Roberd Insurance Agency, Inc. and Roberds Service Company to the Company. In August 1994, Roberds Service Company was merged into Roberds, Inc. Roberd Insurance Agency, Inc. is a licensed insurance agency under Ohio law and earns a commission on credit insurance sold by the Company.


TRADEMARKS AND LICENSES

The trademarks ROBERDS(R), AMERICA'S NAME BRAND HEADQUARTERS(R), THE BIG ONE(R), EMPLOYEE PRICE SALE(R), and BACK DOOR SALE(R) are registered by the Company with the United States Patent and Trademark Office. Roberds has applications pending with the United States Patent and Trademark Office for the trademarks ROBERDS GRAND FURNITURE APPLIANCES ELECTRONICSTM, BOTTOM LINE . . . IT COSTS LESS AT ROBERDSTM, and DOUBLE THE DIFFERENCETM. Roberds does not license any intellectual property to other parties. Roberds does not license any intellectual property from others, except for computer software, principally for use in the Company's management information system described elsewhere in this Report, and the trademarks of certain of its vendors that permit Roberds to utilize their trademarks in connection with the promotion and sale of the vendors' products.


--------

     2The Company's Initial Shareholders are Messrs. Kenneth W. Fletcher, Donald
C. Wright, and Howard W. Smith, who held all of the Company's outstanding common shares immediately prior to the initial public offering in November 1993. See also Item 12 of this Report, Security Ownership of Certain Beneficial Owners and Management.

ITEM 2.  PROPERTIES


Roberds' facilities are all located on major thoroughfares and many are near interstate highways. Many stores are free-standing facilities, and all have ample parking. The stores are of modern construction, resulting in relatively low maintenance costs. The following table sets forth information regarding the Company's stores and warehouses in each of its markets, at December 31, 1996:

                                                                      SHOWROOM      WAREHOUSE
                                                                       SIZE IN       SIZE IN         OWNED/
REGION/LOCATION                           DATE OPENED                  SQ. FT.       SQ. FT.         LEASED

DAYTON, OHIO
West Carrollton, Ohio(1)               June 1971                        80,000          10,000      Leased(2)
West Carrollton, Ohio(1)(6)            June 1974                                        20,000      Leased(2)
Piqua, Ohio(3)                         March 1983                       56,000           4,000      Leased(2)
Springfield, Ohio                      May 1985                         50,000          16,000      Leased(2)
Richmond, Indiana                      March 1988                       55,000           4,000      Leased(2)
Vandalia, Ohio(7)                      July 1989                       139,000          20,000      Owned
Beavercreek, Ohio                      April 1995                       63,000           5,000      Owned
Fairborn, Ohio                         January 1996                                    480,000      Owned

ATLANTA, GEORGIA
Norcross, Georgia(4)                   March 1979                       60,000          28,000      Leased
Marietta, Georgia (8)                  July 1984                        59,000           4,000      Leased(2)
Forest Park, Georgia(8)                October 1987                     57,000           4,000      Leased(2)
Decatur, Georgia(9)                    October 1989                     67,000          16,000      Leased
Roswell, Georgia                       September 1990                   56,000           4,000      Leased
Doraville, Georgia                     January 1994                                    217,000      Leased
Gainesville, Georgia                   September 1994                   71,000          10,000      Leased
Douglasville, Georgia(10)              November 1994                    59,000          10,000      Owned
Athens, Georgia                        August 1995                      62,000           4,000      Owned
Fayetteville, Georgia                  September 1995                   62,000           4,000      Owned
Atlanta (Buckhead), Georgia            November 1996                    70,000           6,000      Owned

TAMPA, FLORIDA
Tampa, Florida(5)                      March 1985                       73,000           9,000      Owned
Bradenton, Florida                     June 1986                        53,000           4,000      Leased
Clearwater, Florida                    September 1986                   52,000           4,000      Leased
North Tampa, Florida                   March 1990                       50,000           5,000      Owned
Brandon, Florida                       November 1990                    49,000           5,000      Leased
Seminole, Florida                      November 1993                    81,000           6,000      Leased
Brandon, Florida                       May 1994                                        159,000      Leased
Sarasota, Florida                      July 1994                        50,000           5,000      Leased
Port Richey, Florida                   March 1995                       60,000           6,000      Owned

CINCINNATI, OHIO
Springdale, Ohio                       July 1996                       250,000          64,000      Leased

         Total                                                       1,784,000       1,133,000


(1) Original store was relocated to a 60,000 square foot showroom/warehouse in 1974 and was relocated again to the current facility in 1978, which was remodeled and expanded in 1994.
(2) Facilities leased from entities controlled by one or more of the Initial Shareholders. See Item 13 of this Report, Certain Relationships and Related Transactions.
(3) Original 18,000 square foot store opened in 1983, and was relocated and expanded to the present facility in 1988.
(4)  Remodeled and expanded in 1994.
(5)  Relocated and expanded in February 1995.
(6) Approximately 20,000 square feet in the former West Carrollton, Ohio showroom/warehouse is used as a warehouse for the carpet division, and the remaining 40,000 square feet for general corporate offices.
(7)  Expanded in August 1996.
(8) The Marietta and Forest Park, Georgia facilities include approximately 14,000 and 60,000 square feet, respectively, not included in the table above, portions of which are currently leased to third party commercial and retail tenants, and other portions of which are available for lease to third parties.
(9) The Decatur, Georgia facility includes approximately 25,000 square feet not included in the table above and subleased to a national retail chain. Such retailer has closed the store that is sub-leased from the Company and, although the Company continues to receive rent from the retailer under the sub-lease, the Company expects the retailer to abandon the space and the sub-lease when it expires in November 1997.
(10) The Douglasville, Georgia store includes approximately 17,000 square feet not included in the table above, which is leased to third parties.


In February 1995, the Company's original store on Gandy Boulevard, Tampa, Florida, was relocated to a new, larger facility across the street, which is owned by the Company. The Company's lease on the former store location expired March 31, 1996.

In January 1996, the Company opened a 480,000 square foot warehouse in the Dayton, Ohio suburb of Fairborn, and consolidated its two Dayton-area warehouses into the new Fairborn facility, which it owns.

In July 1996, the Company entered the Cincinnati, Ohio market with a 250,000 square foot showroom known as Roberds GrandTM.

In August 1996, the Company expanded its Vandalia, Ohio showroom into the former warehouse space that was abandoned following the opening of the new Fairborn, Ohio warehouse facility. The expanded Vandalia showroom space serves as the clearance center for the Dayton, Ohio market area.

In November 1996, the Company opened a new showroom in the Buckhead area of Atlanta, Georgia.

The stores leased from unaffiliated third parties generally involve a base lease term of ten to fifteen years, followed by a series of options to extend. While most of these leased stores have rent escalation clauses, the majority have no percentage-rent clauses.

As indicated in the table above, the Company leases seven of its properties from the Initial Shareholders or entities controlled by one or more of them. These properties include many of the Company's highest volume stores. The leases on these properties expire in the years 2004 through 2017. Upon the expiration of these leases, there can be no assurance that the Company can reach agreement with the Initial Shareholders on the terms for the renewal of the leases or that the Initial Shareholders will be willing to renew the leases.

ITEM 3.  LEGAL PROCEEDINGS


GENERAL

On February 28, 1994, the Company announced its earnings for the fourth quarter and year ended December 31, 1993. Following that announcement, the Company's stock price declined substantially. In March and April 1994, four lawsuits were filed against the Company, certain of its directors, certain of its officers, and its co-managing underwriters, in U.S. District Court for the Southern District of Ohio, case numbers C-3-94-86, 99, 100, and 127. The suits were consolidated into a single suit, In re Roberds Securities Litigation.

In December 1996, the Company reached an agreement in principle to settle the class-action securities litigation. Based on such agreement, the Company entered into a settlement stipulation with the named plaintiffs and filed such stipulation with the court in February 1997. The settlement involves the payment of $1.6 million into an escrow account to be used to satisfy the plaintiffs' legal expenses and claims for damages to the class. In February 1997, Roberds paid $342,500 into escrow as its share of the settlement, and the insurance carrier for its officers and directors paid $1,257,500. Subject to approval by the court, the Company expects the plaintiffs to give notice to the class, validate claims, and then begin disbursement of funds in the latter part of 1997. No portion of the funds paid into escrow can revert to the Company.


The Ohio Bureau of Workers' Compensation Fund has issued an assessment against the Company for approximately $871,000 in connection with an audit of the Company's workers' compensation tax returns. In the fourth quarter of 1996, the Company accrued $2.6 million to cover its estimated liability resulting from the State's assessment. Such assessment is discussed more fully in the Notes to the Consolidated Financial Statements, which are included elsewhere in this Report.

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

In April 1996, a former employee of the Company filed suit in the Court of Commons Pleas for Montgomery County, Ohio, Rouch, et. al. vs. Roberds Furniture & Appliances, et. al., case number 96-1512. The complaint alleged that the Company permitted certain unsafe conditions to exist in one of its Ohio warehouses, which allegedly led to certain personal injuries sustained by the plaintiff. The suit sought $825,000 in compensatory damages and $800,000 in punitive damages from the Company. The Company referred the matter to its insurance carriers. In January 1997, the plaintiffs voluntarily dismissed the complaint, without explanation. Although the plaintiffs have the right to re-file the complaint, they have not done so.

In the ordinary course of its business, the Company is from time to time a party in certain legal proceedings. In the opinion of management, the Company is not party to any litigation, other than those described in this Item 3, that would have a material adverse effect on its operations or financial condition if the proceeding was determined adversely to the Company.

ENVIRONMENTAL

In 1985, a partnership consisting of Kenneth W. Fletcher and Donald C. Wright (two of the Company's Initial Shareholders), acquired a 21-acre parcel of land in Springfield, Ohio (the "Parcel") from an unaffiliated party. The

Parcel included a building and parking area previously operated by an unaffiliated party as a retail store. In 1985, the Company remodeled the building and leased the Parcel from the partnership as the location of its Springfield, Ohio store.

In 1990, the partnership was informed by the United States Environmental Protection Agency ("EPA") that the Parcel had been operated by a previous owner as an industrial landfill and that the EPA intended to investigate the Parcel. In 1990, a contractor for the EPA examined the Parcel and took surface and shallow soil samples but, contrary to the work plan that had been prepared by EPA, did not take groundwater samples. Testing of the soil samples revealed elevated concentrations of certain semi-volatile organic compounds. The Ohio EPA subsequently criticized the contractor's soil testing methods and its failure to take groundwater samples.

In October 1993, the Company and the partnership engaged an environmental consultant to conduct certain tests of the Parcel to attempt to determine the location of the landfill, its proximity to the Company's store, and certain other information. The consultant issued its report in April 1994. Among other things, it concluded that the building in which the store operates is not located on, or immediately adjacent to, the site of the former landfill.

In November 1994, Messrs. Fletcher and Wright withdrew the Springfield property from the Fletcher-Wright partnership and contributed it to Springfield Properties, Inc., an Ohio corporation owned by Messrs. Fletcher and Wright. The lease between Roberds, Inc. and Fletcher-Wright was assigned to, and assumed by, Springfield Properties, Inc.

In February 1995, Springfield Properties, Inc. was contacted by a consultant to the EPA and informed that the consultant had been engaged by the EPA to "re-score" the Parcel for purposes of determining its priority for potential clean-up. In February 1996, the Company obtained a copy of the consultant's report. That report summarized the history of the Parcel and the work of the various environmental consultants to date. It concluded that the Parcel poses certain risks of contamination, but did not recommend any further action with respect to the Parcel. The Company has not yet obtained the new "score" for the Parcel.

It is not possible to predict whether the EPA will take further action, whether remediation will be required, or the costs of remediation if required. The EPA takes the position that a tenant can be liable for remediation costs, even if the tenant did not contribute to the contamination of a site. However, the Company is not aware of any circumstances in which a court has found a tenant liable for remediation costs when the tenant did not contribute to the contamination or fail to report contamination known to the tenant. At this point, neither the Company, the partnership, nor Springfield Properties, Inc. plans to take any further action with respect to the environmental issues associated with the Parcel, unless the EPA initiates additional activity.

Certain other properties leased by the Company may contain, or have contained, asbestos materials or petroleum underground storage tanks, but the Company does not believe that any such circumstances are likely to have a material adverse effect on the Company, and there are no active EPA investigations of these facilities. The Company has removed asbestos and underground storage tanks in connection with its acquisition and renovation of certain of its properties. To the best of the Company's knowledge, such work has been done in compliance with applicable environmental regulations and protocols.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                        EXECUTIVE OFFICERS OF REGISTRANT



The following information concerning executive officers of the Company is provided pursuant to Instruction 3(b) of item 401 of Regulation S-K. The following table sets forth certain information regarding the Company's executive officers at January 31, 1997. The Company is not aware of any family relationship between any executive officers or directors of the Company. Executive officers serve at the discretion of the Board of Directors.


NAME                                        AGE      POSITION
Kenneth W. Fletcher                         64       Chairman of the Board, Chief Executive Officer, and President

Donald C. Wright                            60       Vice Chairman of the Board and Assistant Secretary

Brent D. Scharff                            53       President-Dayton Market

Robert M. (Mickey) James                    39       President-Atlanta Market

Michael E. Ray                              36       President-Tampa Market

James H. Scott                              37       President-Cincinnati Market

Arthur C. Lanciers                          42       Vice President-Furniture

Michael Van Autreve                         49       Vice President-Bedding

Charles H. Palko                            45       Vice President-Appliances

William A. Webber                           38       Vice President-Electronics

Dean P. Marcarelli                          35       Vice President-Advertising

Robert M. Wilson                            44       Executive Vice President, Chief Financial Officer, General
                                                     Counsel, Assistant Treasurer, Secretary, and Director

Michael A. Bruns                            34       Vice President, Controller, and Chief Accounting Officer

Wayne B. Hawkins                            43       Treasurer


KENNETH W. FLETCHER is co-founder of the Company. In June 1993, he was elected to the offices of Chairman of the Board and Chief Executive Officer. He has served as President and a director of the Company since its founding in 1971.

DONALD C. WRIGHT is co-founder of the Company. He was elected Vice Chairman of the Board and Assistant Secretary in June 1993, prior to which time he had served as Treasurer and Secretary since 1971. He has served as a director of the Company since 1971. He owns and operates Don Wright Realty, Dayton, Ohio, a firm providing real estate brokerage services to the public.

BRENT D. SCHARFF was elected President-Dayton Market in April 1996. Prior thereto, he managed the Company's Beavercreek, Ohio store from April 1995 through April 1996. Prior thereto, he managed the Company's Richmond, Indiana store from 1989 through April 1995. Prior thereto, he served in sales and management positions since joining the Company in 1987.

ROBERT M. (MICKEY) JAMES has served as President-Atlanta Market since July 1995, except for a period of approximately two weeks in November 1996, when he served as Vice President-Operations, Atlanta Market. From April 1995 through March 1996, Mr. James was Vice President-Appliances. From September 1992 through April 1995, he was the appliance buyer for the Atlanta Market. From April through September 1992, he was the electronics buyer for the Atlanta Market. From 1990 through April 1992, he managed the Company's Forest Park, Georgia store. Mr. James joined the Company in 1988.

MICHAEL E. RAY joined the Company and was elected President-Tampa Market in August 1996. Prior thereto, from 1991 through August 1996, he was Vice President, Director of Stores, Kane's Furniture, Pinellas Park, Florida.

JAMES H. SCOTT was elected President-Cincinnati Market in February 1996. From February 1995 through February 1996, he was General Sales Manager in the Company's Atlanta Market. From February 1992 through February 1995, he was the furniture buyer in the Company's Atlanta market. From 1991 through February 1992, he was the furniture buyer in the Company's Tampa market. Prior thereto, Mr. Scott held a number of warehouse, sales, and management positions since joining the Company in 1980.

ARTHUR C. LANCIERS joined Roberds in March 1993 as Vice President-Furniture. From 1990 through March 1993, he was Corporate Buyer, Rhodes, Inc., Atlanta, Georgia.

MICHAEL VAN AUTREVE was named Vice President-Bedding in 1988. From 1977 to 1988, he was a furniture and bedding buyer for the Company.

CHARLES H. PALKO joined the Company and was elected Vice President-Appliances in March 1996. From December 1993 through March 1996, Mr. Palko was Vice President-Merchandising, Fretter, Inc., Brighton, Michigan. Fretter, Inc. filed for protection under the United States Bankruptcy laws in October 1996. From 1989 through December 1993, Mr. Palko was General Manager of Luskins, Inc., Columbia, Maryland.

WILLIAM A. WEBBER was named Vice President-Electronics in August 1995. From July 1994 to August 1995, he was General Sales Manager for the Tampa Market. From 1984 through July 1994, he served as electronics buyer for the Tampa Market. He joined the Company in 1979, and served in various warehouse and sales positions through 1984.

DEAN P. MARCARELLI joined Roberds in July 1993 as Director of Advertising, and in May 1994 was elected Vice President-Advertising. From September 1992 until July 1993, he was Marketing Manager, Rhodes Furniture, Atlanta, Georgia. From 1990 through September 1992 he was Director of Advertising, Kane's Furniture, Tampa, Florida.

ROBERT M. WILSON was elected General Counsel, Secretary, and a director in June 1993. He has also served as Executive Vice President and Chief Financial Officer of Roberds and its affiliated companies since 1988. He served as Treasurer from June 1993 through May 1995, when he was elected Assistant Treasurer.

MICHAEL A. BRUNS joined Roberds in April 1994 as Manager of Financial Reporting and Analysis, and was elected Vice President, Controller, and Chief Accounting Officer in August 1994. From 1984 through April 1994, he was associated with Deloitte & Touche (now Deloitte & Touche LLP) in various capacities, most recently as Audit Senior Manager in the Dayton, Ohio office.

WAYNE B. HAWKINS was elected Treasurer in May 1995. Prior thereto, he was Assistant Treasurer since February 1994. Prior thereto, he was Vice President, PNC Bank, Ohio, NA, since January 1992. Prior thereto, he was associated with Maryland National Bank.

The Company's future performance will depend to a significant extent upon the efforts and abilities of certain members of senior management, particularly those of Mr. Fletcher, who has served as President of the Company since its founding in 1971. The loss of the services of any member of senior management, and in particular those of Mr. Fletcher, could have a material adverse effect on the Company.

At January 31, 1997, the Initial Shareholders, and their spouses, owned approximately 53 percent of the Company's outstanding shares. They are therefore in a position to control the election of the entire Board of Directors of the Company and to control the outcome of all actions requiring shareholder approval, thereby insuring their ability to control the future direction and management of the Company.

The Company's Amended Articles of Incorporation and Regulations contain certain provisions that may discourage acquisition bids for the Company and could limit the price that certain investors might be willing to pay for the Company's common shares. Among others, these provisions include the classification of the Board of Directors, certain restrictions on shareholders' ability to remove directors, certain "fair price" provisions adopted by the Company under Ohio law, and the Company's adoption of certain restrictions on shareholders' ability to bring matters before meetings of shareholders. In addition, the Company has the ability to issue preferred shares, which could serve to discourage acquisition bids for the Company's common shares.

The common shares held by the Initial Shareholders are not registered for sale under the Securities Act of 1933; however, such shares can be sold under SEC Rule 144 and other provisions of the securities laws. In addition, shares that may be acquired by directors and executive officers of the Company through certain benefit plans are registered for resale by such directors and executive officers. Sales of substantial numbers of shares by the Company, the Initial Shareholders, or other officers or directors, or the perception that such sales could occur, could adversely affect the market price of the Company's stock.

                                   PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Trading in the common shares of Roberds, Inc. commenced in November 1993, following an initial public offering at $13.00 per share. The shares trade on the Nasdaq National Market tier of The Nasdaq Stock Market, under the symbol "RBDS." The following table sets forth the high, low, and closing prices for trading in the Company's common shares, as reported on The Nasdaq Stock Market for each quarter in fiscal 1996 and 1995.

                                  First           Second           Third             Fourth
                                 Quarter          Quarter         Quarter           Quarter
1996
High                             $11.375          $11.25            $11.75           $10.375

Low                                8.00             9.75              7.75             8.00

Close                             10.75            10.625             8.50             8.25


1995
High                             $11.00           $10.50            $13.00           $13.00

Low                                7.25             8.75              9.00             8.25

Close                              9.75             9.50             12.50             9.00


Such quotations include inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. At the close of trading on January 31, 1997, the Company had approximately 196 shareholders of record. Based upon the quantity of shareholder materials provided to brokerage houses and individual shareholders requesting such materials, the Company estimates that the total number of record and beneficial shareholders at January 31, 1997 was approximately 2,200.

Prior to the initial public offering of its common shares, the Company paid dividends from time to time. As part of the initial public offering in 1993, the Company paid an $11.3 million dividend to the Initial Shareholders. In the fourth quarter of 1994, the Company reimbursed the Initial Shareholders for $193,000, pursuant to the Tax Indemnification Agreement entered into by the Company and the Initial Shareholders at the time of the initial public offering. Such reimbursement has been reflected in the Company's financial statements as a distribution of retained earnings. Other than the distributions and reimbursement described above, the Company has declared no dividends since the initial public offering of its common shares and none are being contemplated by the Board of Directors.

The Company's revolving bank line of credit contains certain covenants and restrictions which limit its ability to pay dividends. See Notes to the Consolidated Financial Statements, which are included elsewhere in this Report, for additional information concerning restrictions on the Company's ability to pay dividends. Under the most restrictive debt covenants, no retained earnings were available for dividends at December 31, 1996.

ITEM 6. SELECTED FINANCIAL DATA
(All amounts in thousands, except per share data, percentages, and inventory turnover)

The earnings statement data and the balance sheet data presented below have been derived from the Company's consolidated financial statements and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto, included elsewhere herein. Certain reclassifications have been made in the prior years' selected financial data to conform to the classifications used in 1996. These reclassifications had no effect on the net earnings or shareholders' equity as previously reported.

                                                          Year Ended December 31,
                                 1996              1995              1994             1993               1992

EARNINGS STATEMENT DATA:

Net revenues                    $342,102         $301,324          $259,159         $217,673          $191,716
Cost of sales                    238,645          209,320           180,947          152,104           132,834
Gross profit                     103,457           92,004            78,212           65,569            58,882
Selling, delivery, and
 administrative expenses         102,043           81,187            71,089           61,549            53,228
Interest expense (net)             5,681            3,500             1,636            1,261             1,062
Litigation                         3,314
Finance participation income      (2,451)          (2,489)           (2,908)          (3,330)           (2,813)
Other income, net                 (3,690)          (3,440)           (2,123)            (328)              (30)
Earnings (loss) before
  income taxes (benefit) (1)      (1,440)          13,246            10,518            6,417             7,435
Income taxes (benefit) (1)          (530)           5,225             3,925           (1,478)
Net earnings  (loss) (1)       $    (910)          $8,021            $6,593           $7,895            $7,435

Earnings (loss) per share         $(0.15)           $1.36             $1.12
Weighted average
  shares outstanding               5,934            5,898             5,871


PRO FORMA DATA:
Pro forma net earnings (1)                                                            $3,850            $4,462
Pro forma net earnings per share                                                       $0.91             $1.10
Pro forma weighted average shares outstanding                                          4,245             4,051




BALANCE SHEET DATA (AT PERIOD END):
                                                                               Year Ended December 31,
                                                        1996             1995              1994            1993            1992

Working capital (deficiency) ...............        $  34,952         $  23,060         $  15,764        $  22,338      $  (1,908)
Merchandise inventories ....................        $  62,998         $  41,377         $  37,247        $  31,061      $  26,932
Property and equipment, net ................        $ 104,953         $  81,310         $  55,791        $  29,188      $  16,480
Total assets ...............................        $ 192,208         $ 142,049         $ 105,556        $  99,607      $  55,406
Long-term debt,
  including capital leases,
  less current maturities ..................        $  90,365         $  54,448         $  29,168        $  18,454      $   8,809
Deferred warranty revenue ..................        $  11,627         $   9,546         $   6,925        $   4,199      $   2,937
Total shareholders'
  equity ...................................        $  46,570         $  47,199         $  38,965        $  32,470      $   4,270


SELECTED OPERATING DATA:

Stores open at end
 of period .................................               25                23                19               16             15
Total selling square
  footage at end
  of period (2) ............................            1,784             1,394             1,133              931            853
Percentage increase
  (decrease) in comparable
  store net sales (3) ......................             (8.1)             (0.9)             10.0             12.3           10.5
Inventory turnover (4) .....................              4.6               5.3               5.3              5.2            5.0



(1) Prior to the initial public offering of common shares, the entities that made up the Company had either elected S Corporation status or were a partnership. Accordingly, federal income taxes were the responsibility of the shareholders and partners. The pro forma information has been computed as if the Company had been subject to corporate income taxes for all periods presented, based on the tax laws in effect during the period. Concurrently with the initial public offering, the Company became taxable as a corporation under the Internal Revenue Code. Accordingly, the Company adopted Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes.
(2) Total selling square footage includes selling and office space within each store, but excludes warehouse space.
(3) Comparable store sales are computed monthly for each period presented by comparing the sales results in a month (for those stores that were open for the entire month in the current year and the entire comparable month in the prior year) with the sales results for the comparable month in the prior year.
(4) Inventory turnover is calculated by dividing cost of sales for the period by the average of the beginning and ending inventory balances for the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (All dollar amounts in thousands, except per share data)


RESULTS OF OPERATIONS

The following table sets forth the results of operations as a percentage of sales for the last three years:

                                                     YEAR ENDED DECEMBER 31,
                                                 1996         1995         1994
Net sales and service revenues ..........        100.0%       100.0%       100.0%
Cost of sales ...........................         69.8         69.5         69.8
Gross profit ............................         30.2         30.5         30.2
Selling, delivery and
  administrative expenses ...............         29.8         26.9         27.4
Interest expense, net ...................          1.6          1.2          0.6
Litigation ..............................          1.0
Finance participation income ............         (0.7)        (0.8)        (1.1)
Other income, net .......................         (1.1)        (1.2)        (0.8)
(Loss) earnings before income
  taxes (benefit) .......................         (0.4)         4.4          4.1
Income taxes (benefit) ..................         (0.1)         1.7          1.5
Net (loss) earnings .....................         (0.3)%        2.7%         2.6%


Sales by major product category as a percentage of total sales for each of the last three years follows:

                                                        YEAR ENDED DECEMBER 31,
                                                        1996      1995       1994

Furniture ........................................       39%       37%       36%

Bedding ..........................................       12        12        11

Major appliances .................................       25        26        28

Consumer electronics .............................       21        21        22

Extended warranty contracts and other ............        3         4         3

                                                        100%      100%      100%


1996 COMPARED TO 1995. Sales in 1996 increased to $342,102 from $301,324 in 1995, a 13.5% increase. Sales in 1996 were positively affected by the opening of the new Cincinnati megastore in July 1996 and, to a lesser extent, the opening of the Buckhead, Georgia store in November 1996. Additional volume from four new showrooms opened during 1995 also contributed to the increase in sales for 1996. Comparable store sales in 1996 decreased by 8.1%. A highly promotional and competitive retail environment for big ticket goods that began in the fourth quarter of 1995 and continued throughout 1996 contributed to the decrease in comparable store sales.

For 1996, the percentage decreases in sales in the Company's three established market areas (excluding Cincinnati) were as follows:

                                            Total            Comparable
                                            Stores              Stores
Dayton .................................      (4)%                (8)%

Atlanta ................................      (1)                (11)

Tampa ..................................      (1)                 (4)


Sales in the Dayton and Atlanta market areas were adversely affected by the severe winter weather experienced during the early part of 1996. The Beavercreek, Ohio store, which opened in April 1995, and the Fayetteville, Georgia store, which opened in September 1995, appear to have taken some sales from the other Dayton and Atlanta area stores, and adversely affected the comparable store sales during 1996. In addition to the highly competitive retail environment for big ticket goods mentioned above, comparable store sales in the Atlanta market appear to have been disrupted by the Olympics during 1996. Comparable store sales in Atlanta and Tampa were affected by the Company's withdrawal from the sale of home-office products in those markets in the second half of 1996. Comparable store sales in the Tampa market area were better than the Company's comparable store sales in its other established markets; however, the average store sales in Tampa remained below the Company's average and the Tampa market was not profitable during 1996.

Gross profit for 1996 was $103,457, or 30.2% of sales, compared to $92,004, or 30.5% of sales, for 1995. The gross margin percentage for 1996 held relatively steady despite a highly promotional and competitive retail environment. Gross margin was affected favorably by a larger portion of total sales from the furniture and bedding categories, primarily as a result of a higher percentage of such sales in the new Cincinnati megastore. There was downward pressure on gross profit margins from the Company's emphasis on a heavily price-promotional merchandising strategy, in an attempt to attract additional store traffic during the first half of 1996, and the Company's response to competitive conditions, particularly in the consumer electronics and appliance categories.

Gross margin percentages for 1996 by category were approximately 38 percent for furniture, 44 percent for bedding, 22 percent for major appliances, and 15 percent for consumer electronics. Gross margins for 1996, as compared to 1995, increased slightly for bedding, remained relatively constant for appliances, and decreased for furniture and electronics. The decrease in the furniture gross margin percentage reflects more aggressive product prices in this category, particularly in the Cincinnati market, while the decrease in the electronics gross margin percentage reflects the highly competitive and promotional market conditions experienced in this category.

Selling, delivery, and administrative expenses increased to $102,043, or 29.8% of sales, in 1996 compared to $81,187, or 26.9% of sales, in 1995. The increase in selling, delivery, and administrative expenses as a percentage of sales in 1996 was primarily attributable to: (i) an increase in finance charges for extended financing programs offered to customers; (ii) increased expenses associated with advertising and promotion; (iii) pre-opening costs associated with the entry into the Cincinnati market; (iv) additional wages and operating expenses incurred in the warehouse and delivery functions to support the start-up of the Cincinnati market; (v) costs associated with the new warehouse in Fairborn, Ohio, that were absorbed by the Dayton market until additional volume was generated by the entry into the Cincinnati market during the second half of 1996; and (vi) expenses related to the consolidation of warehouse operations in the Dayton market during the first quarter of 1996.

Interest expense, net of interest income, increased to $5,681 for 1996, as compared to $3,500 in 1995. Interest expense increased in 1996 primarily as the result of additional indebtedness incurred to finance new stores, including the

Cincinnati megastore, and the new regional warehouse located in Fairborn, Ohio, and the increase in merchandise inventory levels, primarily related to the Cincinnati market entry. The increase in net expense was partially offset by the capitalization of $685 of interest during 1996, compared to $994 in 1995.

Litigation for 1996 includes the Company's portion of the payment to settle the class action shareholders' suit of $343; related legal expenses of $371; and a $2,600 accrual for a dispute with the Ohio Bureau of Workers' Compensation. Details regarding litigation are discussed more fully in the Notes to the Consolidated Financial Statements, which are included elsewhere in this Report.

Finance participation income, which consists of income from the Company's private-label credit card program, decreased to $2,451, or 0.7% of sales, in 1996, compared to $2,489, or 0.8% of sales, in 1995. The reduction in participation resulted from the initial influx of non-interest-bearing accounts into the private-label credit card program generated from the Cincinnati market entry, coupled with continued increases in the use of extended-payment financing programs offered to customers, which do not yield income during the extended period. The balances on the accounts related to the Cincinnati entry result in costs to the Company but do not yield participation to the Company during an initial interest-free period, resulting in a decrease in the Company's participation during the second half of 1996.

Other income, net, which consists primarily of cash discounts and rental income from tenants, was $3,690, or 1.1% of sales, in 1996, compared to $3,440, or 1.2% of sales, for 1995. Other income, net in 1996 included losses on the disposal of fixed assets of approximately $97. Other income, net in 1995 included gains from the sales of assets of $142, primarily related to the sale of excess land surrounding the Beavercreek, Ohio and Tampa, Florida locations.

(Loss) earnings before income taxes decreased to a loss of $(1,440) in 1996, from earnings of $13,246 in 1995. Income tax benefit for 1996 was $530, or approximately 37% of the loss before taxes, as compared to an income tax expense of $5,225, or 39% of earnings before taxes, in 1995. The lower effective tax rate in 1996 reflects minimum taxes imposed by certain jurisdictions and the effect of items which are not deductible for income tax purposes.


1995 COMPARED TO 1994. Sales in 1995 increased to $301,324 from $259,159 in 1994, a 16.3% increase. Sales in 1995 included additional volume from three new showrooms opened during the second half of 1994, that were open for a full year in 1995, and four new showrooms opened in 1995. Comparable store sales in 1995 decreased by 0.9%. Contributing to the decrease in comparable store sales was a highly competitive retail environment, combined with a generally flat United States economy, particularly in the fourth quarter of 1995. Additionally, comparable store sales were adversely affected by the April 1995 opening of the Beavercreek, Ohio store, which is part of the Dayton market. That store has performed well, but took some sales from the other Dayton-area stores.

Sales in the Company's three market areas (Dayton, Atlanta, and Tampa) increased 6%, 24%, and 23%, respectively, during 1995 as compared to 1994. Comparable store sales in Dayton decreased by 6%, while Atlanta and Tampa increased 1%, and 5%, respectively, during 1995 as compared to 1994. Sales in the Tampa market grew faster than overall Company sales; however, the average store sales in Tampa remained below the Company's average and the Tampa market was not profitable in 1995.

Gross profit for 1995 was $92,004, or 30.5% of sales, compared to $78,212, or 30.2% of sales, for 1994. The increase from 1995 to 1994 in gross margin as a percentage of sales occurred despite highly competitive market conditions. The increase in gross profit margin percentage resulted from increased furniture and bedding sales in relation to increases in sales of appliances and electronics, which generate lower margins. Gross margins for 1995 by product category were approximately 39% for furniture, 42% for bedding, 22% for major appliances, and 16% for consumer electronics. The gross margins by category remained relatively constant from 1995 to 1994.

Selling, delivery, and administrative expenses increased to $81,187, or 26.9% of sales, in 1995 compared to $71,089, or 27.4% of sales, in 1994. The decrease as a percentage of sales is primarily attributable to the leveraging of fixed expenses against increased sales and a reduction in the provisions for payments under the management incentive and profit-sharing plans. These decreases as an overall percentage of sales were partially offset by an increase in depreciation related to new and remodeled showrooms placed in service in 1994 and 1995, and an increase in finance charges for extended financing programs offered to customers.

Interest expense, net of interest income, increased to $3,500 for 1995, as compared to $1,636 in 1994. Interest expense increased in 1995 primarily as the result of additional indebtedness incurred to finance new stores. The increase in net expense was partially offset by the capitalization of $994 of interest during 1995, compared to $524 in 1994.

Finance participation income, which consists of income from the Company's private-label credit card program, decreased to $2,489, or 0.8% of sales, in 1995 compared to $2,908, or 1.1% of sales, in 1994. The reduction in participation resulted from an increase in the cost of funds for the program, which has decreased the net return to the Company, coupled with continued increases in the use of extended financing programs offered to customers which do not yield income during the extended period.

Other income, net, which consists primarily of cash discounts and rental income from tenants, was $3,440 or 1.2% of sales in 1995, compared to $2,123, or 0.8% of sales, for 1994. Other income, net in 1995 includes gains from the sales of assets of $142, primarily related to the sale of excess land surrounding the Beavercreek, Ohio and Tampa, Florida locations. Other income, net in 1994 included losses on the disposal of fixed assets of approximately $478, primarily related to the remodeling of the Company's flagship stores in Dayton and Atlanta and the relocation of the Company's original store in Tampa. The increase in other income as a percentage of sales in 1995 as compared to 1994 also resulted from the Company entering into agreements during the first quarter of 1994 with substantially all of its vendors to provide direct payment terms for purchases previously financed by finance companies. As a result of these agreements, the Company generally receives discounts for early payment, which have been included in other income. These programs were in effect for all of 1995 but for only a portion of 1994.

Earnings before income taxes increased to $13,246 in 1995 from $10,518 in 1994. Income tax expense for 1995 was $5,225 or approximately 39% of earnings before taxes, as compared to $3,925 or 37% in 1994. During the fourth quarter of 1994, the Company settled an examination of its 1991 and 1992 federal income tax returns. This resulted in an additional tax benefit to the Company of $205 which was recorded as a reduction of income tax expense in 1994. Excluding the additional tax benefit, the effective tax rate for 1994 was approximately 39%.


LIQUIDITY AND CAPITAL RESOURCES

Cash increased to $2,794 at December 31, 1996 as compared to $2,410 at December 31, 1995. The Company utilized $4,518 of cash for operating activities during 1996. During 1996, inventories increased $21,621 primarily related to the entry into the Cincinnati market area. Cash of $2,433 was generated from increased customer deposits, primarily related to products that have been sold but were not yet delivered. The Company borrowed $39,700 during 1996, including $26,700 under its revolving line of credit and $13,000 through long-term mortgage financing. Borrowings under the line of credit were utilized to finance a portion of the Company's capital expenditures and the increase in merchandise inventories.

During the three year period ended December 31, 1996, the Company's capital expenditures totaled $91,698, of which $32,179 was expended during 1996. The 1996 expenditures primarily related to: (i) the renovation of a former warehouse facility in Cincinnati, Ohio into a 314,000 square foot megastore, (ii) the purchase and renovation of an existing retail facility in the Buckhead area of Atlanta, Georgia which opened in November 1996, (iii) the completion of construction of a new warehouse facility in Fairborn, Ohio which is designed to support the Company's planned growth in the Ohio area, (iv) the renovation of former warehouse space at the Vandalia, Ohio store into a clearance center which opened in the third quarter of 1996; and (v) the expansion of the West Carrollton, Ohio store into space formerly used for warehousing. The West Carrollton expansion, which is expected to be completed in the first quarter of 1997, will broaden the furniture offerings in the Dayton market and permit the display of some of the higher-end merchandise that is already in stock to support the Cincinnati market. In connection with the West Carrollton expansion plan, the Company expects to incur approximately $1,400 in capital expenditures during the first quarter of 1997. Capital expenditures for 1997 are expected to be significantly less than the Company's expenditures in each of the last three years.

A significant portion of the Company's capital expenditures during 1996 have been financed under the Company's revolving bank line of credit agreement which expires in January 2000. The amount available under the line is limited to the lesser of: (i) $45,000, or (ii) an amount based upon a percentage of eligible accounts receivable, inventory and previously incurred leasehold improvements. The agreement also provides that an additional amount is available for any expenditures for leasehold improvements and store expansion for which the Company has commitments for permanent financing. At December 31, 1996, $42,939 was available under the line, of which $37,000 was outstanding. The line includes certain restrictive covenants including, among others, limitations on capital expenditures and the payment of dividends, maintenance of minimum current, fixed-charge-coverage, funded-debt-to-earnings, and debt-to-tangible-net-worth ratios. During 1996, the Company's revolving bank line of credit was amended to increase the line from $40,000 to $45,000, and to relax certain covenants under the agreement to permit the Company to remain in compliance with those covenants.

The Company expects to fund its working capital requirements and the balance of the West Carrollton expansion through a combination of cash flow from operations, normal trade credit, and utilization of its revolving line of credit. The Company is pursuing commitments for long-term mortgage financing for the Buckhead facility of approximately $8 million. Approval is required from the Company's primary lender prior to the funding of any long-term financing; however, based on the Company's past working relationship with its primary lender, the Company expects that such approvals will be obtained. Certain of the covenants contained in the Company's revolving credit agreement become increasingly restrictive through 1997 and into 1998. In order to remain in compliance with those covenants, the Company's profitability and cash flow will have to improve over the actual results experienced in 1996.

The Company has announced plans to enter the Columbus, Ohio market with a facility similar in size and design to the Cincinnati store. The Columbus market, which would represent the Company's fifth marketing area, would enable the further utilization of the Fairborn, Ohio warehouse facility. The Company has identified a number of suitable sites in Columbus; however, it has not made any formal commitments for a site. Management does not believe that the Company should take on the additional debt obligations necessary to enter the Columbus market without additional equity. As a result, the Company does not plan to move forward with the Columbus entry until it has identified a source for that additional equity.


OUTLOOK

The Company intends to focus the majority of its resources over the next two quarters on the expansion of the West Carrollton showroom. Additionally, it plans to continue to refine its product mix and the staffing and systems in the Cincinnati megastore, in order to serve the customer more effectively. The Company also intends to refine its overall operations in preparation for future expansion.

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


INFLATION

The Company does not believe that inflation had any significant impact on its operations in 1996, 1995, or 1994.

SEASONALITY

The Company typically experiences an increase in its overall sales in the fourth quarter. This increase is driven by an increase in the sales of consumer electronics and furniture products associated with the holiday season. At the same time, major appliance sales typically decline in the fourth quarter. As a result, operating results for the full year are highly dependent upon the success of the Company's operations in the fourth quarter.

The following tables show the Company's quarterly sales, gross profit, net
(loss) earnings, and (loss) earnings per common share.


                                                 1996
                               First       Second       Third         Fourth
                              Quarter      Quarter      Quarter       Quarter

Net sales and
  service revenues .......   $  70,664    $  73,205    $  94,471   $ 103,762

Gross profit .............      20,914       22,082       29,099      31,362

Net (loss) earnings ......        (207)        (719)         885      (1,399)(1)

(Loss) earnings
 per share ...............        (.03)        (.12)         .15        (.15)(1)


(1)      Net loss for the fourth quarter of 1996 includes a total of $3,154
         ($.32 per share) of litigation expenses, including the Company's share of the payment to settle the class action shareholders' suit of $343;
         the related legal expenses of $211; and a $2,600 accrual for a dispute with the Ohio Bureau of Workers' Compensation. Details regarding the litigation expense are discussed more fully in the Notes to the Consolidated Financial Statements, which are included elsewhere in this Report.



                                              1995
                              First      Second        Third        Fourth
                              Quarter    Quarter      Quarter      Quarter
Net sales and
  service revenues          $68,133      $71,405       $76,238      $85,548

Gross profit                 21,233       21,858        23,458       25,455

Net earnings                  1,625        1,650         2,080        2,666

Earnings per share              .28          .28           .35          .45


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

A. Changes in economic conditions in the United States, including but not limited to the general level of economic activity, levels of housing activity, interest rates, the availability of consumer credit, consumer confidence, and inflation.

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


ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1995, the Company adopted Statement of Position 93-7, "Reporting on Advertising Costs." Under this statement, production costs, primarily those associated with the production of television advertising, have been expensed the first time the related advertising is utilized. Adoption of this statement did not have a material effect on the financial statements of the Company.

The Company measures cost for stock options issued to employees using the method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock Based Compensation," which was adopted by the Company in 1996. Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for stock options and similar equity instruments. The Company has elected to continue measuring compensation cost in accordance with APB Opinion No. 25.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The Company's Consolidated Financial Statements for the three years ended December 31, 1996, the Notes thereto, and the Independent Auditors' Report thereon are as follows:

INDEPENDENT AUDITORS' REPORT

Board of Directors
Roberds, Inc.
West Carrollton, Ohio

We have audited the accompanying consolidated balance sheets of Roberds, Inc. and subsidiary as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Roberds, Inc. and subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Dayton, Ohio
February 27, 1997



ROBERDS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                YEAR ENDED DECEMBER 31
                                                           1996          1995         1994

NET SALES AND SERVICE REVENUES                          $ 342,102     $ 301,324     $ 259,159

COST OF SALES                                             238,645       209,320       180,947
                                                        ---------     ---------     ---------
     Gross profit                                         103,457        92,004        78,212

SELLING, DELIVERY AND ADMINISTRATIVE EXPENSES             102,043        81,187        71,089
INTEREST EXPENSE, NET                                       5,681         3,500         1,636
LITIGATION (NOTE I)                                         3,314
FINANCE PARTICIPATION INCOME (NOTE F)                      (2,451)       (2,489)       (2,908)
OTHER INCOME, NET                                          (3,690)       (3,440)       (2,123)
                                                        ---------     ---------     ---------

(LOSS) EARNINGS BEFORE INCOME TAXES (BENEFIT)              (1,440)       13,246        10,518

INCOME TAXES (BENEFIT) (NOTE G)                              (530)        5,225         3,925
                                                        ---------     ---------     ---------

NET (LOSS) EARNINGS                                     ($    910)    $   8,021     $   6,593
                                                        =========     =========     =========

NET (LOSS) EARNINGS PER COMMON SHARE                    ($   0.15)    $    1.36     $    1.12
                                                        =========     =========     =========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                  5,934         5,898         5,871
                                                        =========     =========     =========




See notes to consolidated financial statements.



ROBERDS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)


                                                               DECEMBER 31
ASSETS (NOTE C)                                             1996         1995
CURRENT ASSETS:
  Cash and cash equivalents                                $  2,794     $  2,410
  Receivables:
    Customers (less allowance of $80                          2,364        2,591
      in 1996 and $50 in 1995)
    Vendors and other (Note B)                                4,028        2,865
  Merchandise inventories (Note A)                           62,998       41,377
  Prepaid expenses and other                                  1,857        1,632
  Deferred tax assets (Note G)                                2,916        1,200
                                                           --------     --------
          Total current assets                               76,957       52,075


PROPERTY AND EQUIPMENT - AT COST (NOTES A AND D):
  Land                                                       15,534        8,986
  Buildings and improvements                                 63,032       41,765
  Leasehold improvements                                     34,542       22,871
  Furniture, fixtures and office equipment                    5,257        3,343
  Computer equipment                                          5,671        3,965
  Warehouse equipment and vehicles                            3,065        2,674
  Construction in progress                                    1,089       14,319
                                                           --------     --------
                                                            128,190       97,923
  Less accumulated depreciation and amortization             23,237       16,613
                                                           --------     --------
                                                            104,953       81,310


DEFERRED TAX ASSETS (NOTE G)                                  6,350        4,540

CERTIFICATES OF DEPOSIT - RESTRICTED (NOTE A)                 2,293        2,566

OTHER ASSETS                                                  1,655        1,558
                                                           --------     --------
                                                           $192,208     $142,049
                                                           ========     ========



See notes to consolidated financial statements.



ROBERDS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  DECEMBER 31
LIABILITIES AND SHAREHOLDERS' EQUITY                           1996       1995
CURRENT LIABILITIES:
  Accounts payable                                           $ 17,640   $ 13,246
  Accrued payroll and payroll taxes                             3,658      2,568
  Accrued sales taxes                                           2,265      1,932
  Other accrued expenses                                        1,653      1,011
  Customer deposits                                             8,787      6,354
  Accrued income taxes                                            543        112
  Litigation (Note I)                                           2,943
  Accrued self-insured workers' compensation                    1,125      1,045
  Current maturities of long-term debt (Note C)                 3,391      2,747
                                                             --------   --------
          Total current liabilities                            42,005     29,015

LONG-TERM LIABILITIES:
  Construction payables (Note C)                                             860
  Long-term debt including capital leases (Notes C and D)      90,365     54,448
  Deferred rent (Note D)                                        1,641        981
  Deferred warranty revenue (Note A)                           11,627      9,546
                                                             --------   --------
      Total long-term liabilities                             103,633     65,835



SHAREHOLDERS' EQUITY (NOTE E)
  Preferred stock - authorized 5,000 shares,
   none issued or outstanding
  Common stock - authorized 15,000 shares,
   no par value; issued and outstanding, 5,946
   and 5,909 respectively, stated at $.10 per share               595        591
  Additional paid-in capital                                   31,797     31,520
  Retained earnings                                            14,178     15,088
                                                             --------   --------
         Total shareholders' equity                            46,570     47,199
                                                             --------   --------
                                                             $192,208   $142,049
                                                             ========   ========



See notes to consolidated financial statements.



ROBERDS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(IN THOUSANDS)


                                                                 ADDITIONAL
                                                  COMMON STOCK    PAID-IN      RETAINED
                                                SHARES    AMOUNT   CAPITAL      EARNINGS

BALANCE - December 31, 1993                      5,867    $   587   $31,216   $   667

  Issuance of common shares (Note E)                10          1        94
  Net earnings                                                                  6,593
  Cash distributions to initial
    shareholders pursuant to Tax
    Indemnification Agreement (Note G)                                           (193)
                                               -------    -------   -------   -------
BALANCE - December 31, 1994                      5,877        588    31,310     7,067

  Issuance of common shares (Note E)                32          3       210
  Net earnings                                                                  8,021
                                               -------    -------   -------   -------

BALANCE - December 31, 1995                      5,909        591    31,520    15,088

  Issuance of common shares (Note E)                37          4       277
  Net loss                                                                       (910)
                                               -------    -------   -------   -------

BALANCE - December 31, 1996                      5,946    $   595   $31,797   $14,178
                                               =======    =======   =======   =======


See notes to consolidated financial statements.




ROBERDS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(IN THOUSANDS)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    YEAR ENDED DECEMBER 31
                                                                  1996       1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) earnings                                           ($   910)   $  8,021    $  6,593
 Adjustments to reconcile net (loss) earnings to net
  cash (used in) provided by operating activities:
   Depreciation and amortization                                  7,516       5,622       3,795
   (Gain) loss on sales of fixed assets                              97        (142)        478
   Deferred income taxes                                         (3,526)     (1,840)     (1,820)
  Changes in assets and liabilities:
   Receivables                                                     (936)     (1,781)      1,417
   Merchandise inventories                                      (21,621)     (4,130)     (6,186)
   Prepaid expenses and other                                      (225)       (461)        415
   Accounts payable                                               4,394        (702)      3,930
   Customer deposits                                              2,433         711         715
   Accrued payroll and payroll taxes                              1,170         594       1,171
   Accrued expenses                                                 975         230         302
   Accrued income taxes                                             431        (134)       (356)
   Litigation                                                     2,943
   Deferred rent                                                    660          46         406
   Deferred warranty revenue                                      2,081       2,621       2,726
                                                               --------    --------    --------
    Net cash  (used in) provided by operating activities         (4,518)      8,655      13,586
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                           (32,179)    (33,042)    (26,477)
 Proceeds from sales of fixed assets                                163       1,088         190
 Decrease (increase) in certificates of deposit - restricted        273          (1)       (531)
 Other assets                                                      (131)         52        (276)
                                                               --------    --------    --------
   Net cash (used in) investing activities                      (31,874)    (31,903)    (27,094)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt                                    39,700      28,325      10,900
 Payments on long-term debt                                      (3,139)     (2,228)     (1,401)
 Net proceeds from issuance of common shares                        281         213          95
 Debt issuance costs                                                (66)       (762)        (70)
 Line of credit with finance companies                                                  (21,944)
 Distributions to initial shareholders                                                   (1,777)
                                                               --------    --------    --------
   Net cash (used in) provided by financing activities           36,776      25,548     (14,197)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                384       2,300     (27,705)
CASH AND CASH EQUIVALENTS - Beginning of year                     2,410         110      27,815
                                                               --------    --------    --------
CASH AND CASH EQUIVALENTS - End of year                        $  2,794    $  2,410    $    110
                                                               ========    ========    ========
CASH PAID FOR:
 Interest, net of capitalized amounts of $685, $994
  and $524 in 1996, 1995 and 1994, respectively                $  5,600    $  3,624    $  1,899
                                                               ========    ========    ========
 Income taxes                                                  $  2,566    $  7,229    $  6,094
                                                               ========    ========    ========
NON-CASH TRANSACTIONS - Capital leases                                                 $  2,525
                                                               ========    ========    ========

ROBERDS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Roberds, Inc. and its wholly-owned subsidiary, Roberd Insurance Agency, Inc. (the Company). All significant intercompany transactions and balances have been eliminated. In August 1994, the Company merged its wholly-owned subsidiary, Roberds Service Company, into Roberds, Inc., which is the surviving entity.

Operations

The Company operates retail stores selling furniture, bedding, appliances and electronics. At December 31, 1996, the Company operated 25 large-format stores, with six in the Dayton, Ohio market, ten in the Atlanta, Georgia market, eight in the Tampa, Florida market, and one megastore in the Cincinnati, Ohio market.

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

The State of Florida requires the Company to maintain deposits to partially fund its extended warranty and product maintenance contracts and its self insured liability for workers' compensation. Such deposits are included in certificates of deposit - restricted.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method, except for electronics (approximately 30% and 29% of merchandise inventories at December 31, 1996 and 1995, respectively) which are valued using the first-in, first-out (FIFO) method. If the FIFO method had been used for all inventory, inventory values would have been approximately $2,345 and $2,429 higher at December 31, 1996 and 1995, respectively.

Pre-Opening Costs

Costs incurred in the opening of new stores are expensed as incurred.

Property and Equipment

Property, equipment and improvements, including capital leases, are depreciated or amortized over their estimated useful lives or the lease term using the straight-line method. The lives, by category, generally are as follows:

         Buildings and improvements                    10 to 40 years
         Leasehold improvements                        10 years
         Furniture, fixtures and office equipment      3 to 5 years
         Computer equipment                            3 to 8 years
         Warehouse equipment and vehicles              3 to 10 years

Extended Warranty and Product Maintenance Contracts

Contracts with terms from nine months to ten years are sold to supplement or extend manufacturers' warranties on appliances, electronics and furniture. Revenues derived from the sales of such contracts are deferred and recognized over the lives of the contracts. Service costs related to the contracts are expensed as incurred.

Revenue Recognition

Merchandise inventory sales are recognized when the goods are delivered to the customer.

Advertising

Effective January 1, 1995, the Company adopted Statement of Position 93-7, "Reporting on Advertising Costs." Under this statement, production costs, primarily those associated with the production of television advertising, are expensed the first time the related advertising is utilized. Adoption of this statement did not have a material effect on the financial statements.

Early Payment Discounts

Discounts received from vendors for early payment have been classified as other income in the consolidated statements of earnings.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock Options

The Company measures cost for stock options issued to employees using the method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," which was adopted by the Company in 1996. Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for stock options and similar equity instruments. The Company has elected to continue measuring compensation cost in accordance with APB Opinion No. 25.

Reclassifications

Certain reclassifications have been made in the 1995 and 1994 financial statements to conform to the classifications used in 1996. These reclassifications had no effect on the results of operations or shareholders' equity as previously reported.

B.  ACCOUNTS RECEIVABLE FROM VENDORS AND OTHER

Accounts receivable from vendors and other consist primarily of amounts due from vendors for various rebate and cooperative advertising programs and for merchandise inventory returns.




C.  LONG-TERM DEBT

                                                                  DECEMBER 31
                                                               1996        1995
Revolving line of credit                                       $37,000   $10,300
Mortgage note payable, due in monthly payments of $123,
 including interest at 7.875%, to February 2011                 12,609
Mortgage notes payable, due in monthly payments of $77,
 including interest at  9.675%, to June 2010                     6,976     7,219
Mortgage notes payable, due in monthly payments of $62,
 including interest at  8.00%, to December 2010                  6,294     6,531
Term loan agreement, due in monthly installments of $117,
 plus interest at  9.34%, to December 1999                       4,200     5,600
Mortgage note payable, due in monthly payments of $49,
 including interest at 9.00%, to July 2010                       4,642     4,809
Mortgage note payable, due in monthly payments of $35,
 including interest at 10.375%, to September 2000                3,420     3,478
Mortgage note payable, due in monthly payments of $35,
 including interest at 10.125%, to November 1998                 3,222     3,311
Mortgage note payable, due in monthly payments of $33
 including interest at 9.59%, to February 2010                   2,961     3,068
Capital lease obligations                                       12,432    12,879
                                                               -------   -------
                                                                93,756    57,195
Less current maturities                                          3,391     2,747
                                                               -------   -------
                                                               $90,365   $54,448
                                                               =======   =======

The revolving bank line of credit expires in January 2000. The amount available under the line is limited to the lesser of (i) $45,000 or (ii) an amount based upon a percentage of eligible accounts receivable, inventory and previously incurred leasehold improvements. The agreement also provides that an additional amount is available for any expenditures for leasehold improvements and store expansion for which the Company has commitments for permanent financing. At December 31, 1996, $42,926 was available under the line of which $37,000 was outstanding. The interest rate under the line is set monthly at the option of the Company at either the prime rate (8.25% at December 31, 1996) or one of various LIBOR rates plus 1.55% (7.113% at December 31, 1996).

The line and term loan agreements include certain restrictive covenants including, among others, limitations on capital expenditures and the payment of dividends, maintenance of minimum current, fixed charge coverage, funded debt to earnings, and debt to tangible net worth ratios. Under the most restrictive debt covenants, no retained earnings were available for dividends at December 31, 1996.

Excluding land and construction in process, essentially all of the Company's assets are pledged as collateral for the above indebtedness. Mortgage notes payable totaling $6,642 are guaranteed by two of the Company's principal shareholders.


Maturities of long-term debt are:


  1997                                      $3,391
  1998                                       6,602
  1999                                       3,683
  2000                                      42,631
  2001                                       2,661
  Thereafter                                34,788
                                        ----------
                                           $93,756
                                        ==========

The fair value of the Company's long-term debt based on current rates offered to the Company for debt of similar maturities, excluding capital leases, was $82,397 at December 31, 1996, and the related carrying value was $81,324. Construction payables at December 31, 1995 were included in long-term liabilities because the amounts were subsequently financed under a mortgage loan.

D.  LEASING ACTIVITIES

The Company leases the majority of its retail locations, including some from entities controlled by one or more of the initial shareholders. Most leases include renewal options. In addition, the Company leases the majority of its vehicles from third parties under operating leases. These vehicle leases generally include contingent rentals based upon mileage.

Rent expense for all operating leases was approximately $7,921, $6,687, and $6,220 for the years ended December 31, 1996, 1995 and 1994, respectively, which included approximately $731, $1,271, and $1,463 for the years ended December 31, 1996, 1995 and 1994, respectively, to related parties. Rent expense also included $246, $200, and $166 of contingent rentals based upon mileage for the years ended December 31, 1996, 1995 and 1994, respectively.

Minimum lease commitments for leases with remaining lease terms in excess of one year are as follows:


                                                                          CAPITAL
                                                OPERATING LEASES          LEASES-
                                               RELATED                    RELATED
YEAR ENDING DECEMBER 31,                       PARTIES       OTHER        PARTIES
1997                                             $721        $6,943        $1,919
1998                                              721         6,882         1,919
1999                                              721         6,689         1,919
2000                                              721         6,144         1,919
2001                                              721         5,950         1,919
2002 and later                                  7,469        26,303        16,001
                                           ----------    ----------    ----------
Total                                         $11,074       $58,911        25,596
                                           ==========    ==========
Less amount representing interest                                          13,164
                                                                       ----------
Capital lease obligations                                                 $12,432
                                                                       ==========


Included in buildings and improvements at December 31, 1996 and 1995 are capital leases totaling $13,641. Accumulated amortization related to the capitalized leases is $2,713 and $1,833 at December 31, 1996 and 1995, respectively.

Certain leases include scheduled rent increases that have been recognized on a straight-line basis over the term of the leases. The accumulated difference between rent expense and cash payments is included in liabilities as deferred rent.

E.   SHAREHOLDERS' EQUITY

The Company's stock-based compensation plans are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans and its employee stock purchase plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for the awards under those plans consistent with the method of FASB Statement 123, the effect on the Company's net income (loss) and earnings (loss) per share for 1996 and 1995 would have been insignificant.

Employee Stock Purchase Plan.

The Company's employee stock purchase plan is qualified under the Internal Revenue Code and permits employees to purchase shares at a price equal to 85% of the lower of: (i) the fair market value of the shares at the commencement date of each six-month option period or (ii) the fair market value of the shares at the close of the option period. A maximum of 150,000 shares may be issued under the plan. With certain exceptions, all employees of the Company may participate in the plan and pay for their options through payroll deductions.

The Company issued 37,110 shares at $7.44 under the plan during 1996, 32,374 shares at $6.59 per share during 1995, and 9,958 shares at $9.61 per share during 1994. In January 1997, the Company issued 18,221 shares at $7.23 per share under the plan.

1993 Outside Director Stock Option Plan.

The Company has established a directors stock option plan which has reserved up to 10,000 common shares to be offered to outside directors of the Company. Grants are made at the market price of the stock at the date of grant. During 1993, the Company granted options on 6,000 common shares, at $13.00 per share. During 1995, the Company granted an option on 2,000 common shares, at $9.25 per share. All of the outstanding options were exercisable at December 31, 1996. At December 31, 1996, 2,000 options were available under this plan for future grants.

1993 Stock Incentive Plan.

The Company's stock incentive plan provides that options on up to 1,300,000 shares may be granted to employees of the Company. Grants are made at the market price of the stock at the date of grant. One-fourth of the options are exercisable on each anniversary of the grant. Any options which are not exercisable by an employee at the termination of employment are canceled.


A summary of option transactions under the stock incentive plan is as follows:


                                                WEIGHTED AVERAGE
                                       SHARES    EXERCISE PRICE

Outstanding December 31, 1993          137,500      $  13.00

  Granted                              173,500          8.59
  Canceled                             (14,500)        12.69
                                      --------
Outstanding December 31, 1994          296,500         10.43

  Canceled                             (47,000)         9.86
                                      --------
Outstanding December 31, 1995          249,500         10.54

  Granted                               35,000          9.64
  Exercised                               (500)         8.88
  Canceled                             (44,500)        10.29
                                      --------
Outstanding December 31, 1996          239,500         10.46
                                      ========





The following table shows various information about stock options outstanding at December 31, 1996:

                                         OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                        -----------------------------------------------    ------------------------------
                                               WEIGHTED-
                                                AVERAGE
                             NUMBER            REMAINING      WEIGHTED-       NUMBER            WEIGHTED
                           OUTSTANDING AT     CONTRACTUAL      AVERAGE    EXERCISABLE AT        AVERAGE
        RANGE OF            DECEMBER 31,       LIFE (IN       EXERCISE     DECEMBER 31,         EXERCISE
    EXERCISE PRICES             1996            YEARS)          PRICE          1996              PRICE

       $8.50                      118,500         8.0        $    8.50           59,250         $  8.50
 9.50 - 11.75                      25,000         9.0            10.03            2,500           10.63
       13.00                       96,000         6.9            13.00           72,000           13.00
                              -----------                                     ---------
$8.50 - $13.00                    239,500         7.7          $ 10.46          133,750         $ 10.96
                              ===========                                     =========


At December 31, 1996, 1,060,500 shares were available for future grants.

F.  FINANCE PARTICIPATION

The Company earns a finance participation fee on credit sales placed through a private-label revolving credit plan with a bank. Receivables from this plan are held by the bank without recourse to the Company. Sales under the private label plan represented approximately 46, 43, and 39 percent of consolidated net sales for the years ended December 31, 1996, 1995, and 1994, respectively. Because a significant portion of the Company's sales are financed by consumers, the lack of availability of consumer credit programs, or a significant increase in the cost of such programs, could have a material adverse effect on the Company.

G.  INCOME TAXES

Deferred taxes reflect the effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal current and non-current deferred income tax assets are as follows:


                                                    DECEMBER 31
                                              1996             1995
Deferred tax assets:
 Deferred warranty revenue                     $4,534         $3,720
 Merchandise inventories                        1,094            552
 Capital lease obligations                        587            418
 Depreciation                                   1,057            415
 Workers' compensation accrual                  1,453            408
 Vacation accrual                                 290            221
 Other                                            251              6
                                               ------         ------
Net deferred tax asset                         $9,266         $5,740
                                               ======         ======

Included in the balance sheet:
 Current                                       $2,916         $1,200
 Long-term                                      6,350          4,540
                                               ------         ------
                                               $9,266         $5,740
                                               ======         ======

Income taxes (benefit) consist of the following:

                                                     YEAR ENDED
                                                     DECEMBER 31
                                          1996            1995           1994
Currently payable:
 Federal                                $ 2,461         $ 5,810         $ 4,685
 State and local                            535           1,255           1,060
                                        -------         -------         -------
                                          2,996           7,065           5,745
Deferred:
 Federal and state                       (3,526)         (1,840)         (1,615)
 Tax settlement                                                            (205)
                                        -------         -------         -------
                                         (3,526)         (1,840)         (1,820)
                                        -------         -------         -------
                                        ($  530)        $ 5,225         $ 3,925
                                        =======         =======         =======

In connection with the initial public offering of stock in 1993, the initial shareholders of the Company entered into a Tax Indemnification Agreement that requires the Company to reimburse them for certain additional taxes that they may have to pay for any adjustments in prior years' taxable income. In addition, the agreement requires the initial shareholders to reimburse the Company for certain decreases in taxes that are refunded to them for adjustments in prior years' taxable income. The Company also agreed to conduct, at its expense, the defense of, or the negotiations in settlement with respect to, any challenge to the S Corporation status in prior years.

During the fourth quarter of 1994, the Company settled an examination of its 1991 and 1992 federal income tax returns. This resulted in an additional tax benefit to the Company of $205 ($.03 per share). The Company was required under the Tax Indemnification Agreement to reimburse the initial shareholders $193 for additional taxes they were required to pay as part of the settlement. The additional tax benefit was recorded as a reduction of income taxes for the year ended December 31, 1994 and the payments were recorded as cash distributions to the initial shareholders.

A reconciliation between the statutory federal income tax rate and the effective tax rate follows:


                                                     YEAR ENDED
                                                     DECEMBER 31
                                              1996         1995          1994

Statutory Federal income tax rate              (34)%           34%           34%
State and local income taxes,
  net of federal benefit                        (3)             5             5
Tax settlement                                                               (2)
                                         ---------    -----------    ----------
                                               (37)%           39%           37%
                                         ==========    ==========    ==========

H.  EMPLOYEE BENEFIT PLANS

The Company has a profit sharing plan for all eligible employees. Contributions to the plan are made under guidelines established in the Roberds, Inc. Executive Compensation Plan. Profit sharing plan expense was $97 for the year ended December 31, 1996 and $120 for the year ended December 31, 1994. No contribution was made to the profit sharing plan for the year ended December 31, 1995.

The Company has a self-insured group health and welfare benefit plan. This plan operates through an independent trust and offers major medical, dental and disability insurance coverage to all eligible employees. The Company provides life insurance for all employees and their dependents at no cost to the employees. The Company's expense under the health and welfare benefit plan was approximately $281, $200, and $140 for the years ended December 31, 1996, 1995 and 1994, respectively. At December 31, 1996 and 1995, the Company had advances receivable from the health and welfare benefit of $250 and $50, respectively. The Company does not provide post-employment or post-retirement benefits for its employees.

I.  LITIGATION AND OTHER PROCEEDINGS

On February 28, 1994, the Company announced its earnings for the fourth quarter and year ended December 31, 1993. Following that announcement, the Company's stock price declined substantially. In March and April 1994, four lawsuits were filed against the Company, certain of its directors, certain of its officers, and its co-managing underwriters, in U.S. District Court for the Southern District of Ohio, case numbers C-3-94-86, 99, 100, and 127. The suits were consolidated into a single suit, In re Roberds Securities Litigation.

In December 1996, the Company reached an agreement in principle to settle the class-action securities litigation. Based on such agreement, the Company entered into a settlement stipulation with the named plaintiffs and filed such stipulation with the court in February 1997. The settlement involves the payment of $1.6 million into an escrow account to be used to satisfy the plaintiffs' legal expenses and claims for damages to the class. In February 1997, Roberds paid $342,500 into escrow as its share of the settlement, and the insurance carrier for its officers and directors paid $1,257,500. Subject to approval by the court, the Company expects the plaintiffs to give notice to the class, validate claims, and then begin disbursement of funds in the latter part of 1997. No portion of the funds paid into escrow can revert to the Company.

During 1994, the Ohio Bureau of Workers' Compensation ("the Bureau") completed an examination of the Company's 1992 and 1993 Ohio workers' compensation tax returns. As a result of that audit, the Bureau issued an assessment against the Company for approximately $1,000. As a result of the Company's appeals and an adjustment received in 1995, the assessment has been reduced to $871. The assessment is based on the Bureau's reclassification of the majority of the Company's Ohio employees into higher rate classifications.

In January 1997, the Company lost its appeal of the assessment in the Ohio Court of Appeals. The Company has filed another appeal of right with the Ohio Supreme Court. If the Company is unsuccessful in this final appeal, the Company would likely be liable not only for the $871 assessment but also for a similar adjustment for the years subsequent to 1993. As a result of the Company being unsuccessful in its appeals to date, $2,600 was accrued in the fourth quarter of 1996 for the estimated amount of the exposure for the entire 1992-1996 time period. The Company continues to believe it has meritorious defenses against the assessment and is defending the assessment vigorously.

The amount of the Company's payment to settle the shareholders' suit, and the related legal expenses, and the $2,600 accrual for the workers' compensation exposure are contained in Litigation in the consolidated statements of operations.

In August 1995, a former employee of the Company brought suit against the Company and one of its managers alleging, among other things, wrongful termination of the employee and sexual harassment of the employee's wife. The suit sought $100 in compensatory damages and $1,000 in punitive damages. Without admitting liability, the Company settled the suit in June 1996 by paying the plaintiff an amount which the parties have agreed not to disclose, but which management of the Company believes is not material to the Company.

The Company is involved in various legal proceedings, incidental to normal operations. At this time, it is not possible to determine the ultimate liability, if any, in these matters. In the opinion of management, after consultation with legal counsel, such proceedings will not have a material effect on the financial position or results of operations.

J.   COMMITMENTS

In connection with the renovation of former warehouse space into an expanded showroom, the Company had outstanding construction commitments of approximately $1,400 at December 31, 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.



                                    PART III



Certain information required by Part III of this Report is omitted because the Company will file a definitive proxy statement, pursuant to Regulation 14A, for its 1997 annual meeting of shareholders ("1997 Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the 1997 Proxy Statement is incorporated herein by reference.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT


Information concerning the Company's directors is contained in the "Election of Directors" section of the Company's 1997 Proxy Statement and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION


The information required by this Item is incorporated herein by reference to the "Executive Compensation" section of the Company's 1997 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The information required by this Item is incorporated herein by reference to the "Security Ownership of Certain Beneficial Owners and Management" section of the Company's 1997 Proxy Statement.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The information required by this Item is incorporated herein by reference to the "Certain Relationships and Related Transactions" section of the Company's 1997 Proxy Statement.

                                     PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


         (A)(1)   FINANCIAL STATEMENTS

          The following financial statements are filed as part of this Report and are attached hereto:

                    Independent Auditors' Report.

                    Consolidated Balance Sheets at December 31, 1996 and 1995.

                    Consolidated Statements of Operations for the years ended December 31, 1996, 1995, and 1994.

                    Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995, and 1994.

                    Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994.

                    Notes to Consolidated Financial Statements for the years ended December 31, 1996, 1995 and 1994.

         (A)(2)   FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule of the Company, for the three years ended December 31, 1996, is filed as part of this Report and should be read in conjunction with the consolidated financial statements of Roberds, Inc. for the periods then ended:

         Independent Auditors' Report

         Schedule II, Valuation and qualifying accounts

Schedules not listed above are omitted because they are not applicable, are not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or the notes thereto.





INDEPENDENT AUDITORS' REPORT

Board of Directors
Roberds, Inc.
West Carrollton, Ohio

We have audited the consolidated financial statements of Roberds, Inc. and subsidiary as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 27, 1997, such financial statements and report are included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of Roberds, Inc. and subsidiary, listed in Item 14(a)(2) of this Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Dayton, Ohio
February 27, 1997

ROBERDS, INC. AND SUBSIDIARY

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)


                COLUMN A                        COLUMN B         COLUMN C         COLUMN D          COLUMN E
-----------------------------------------    --------------    -------------    -------------     -------------
                                               BALANCE AT       CHARGED TO                         BALANCE AT
                                               BEGINNING         COSTS AND                           END OF
DESCRIPTION                                    OF PERIOD         EXPENSES        DEDUCTIONS          PERIOD
-----------------------------------------    --------------    -------------    -------------     -------------
YEAR ENDED DECEMBER 31, 1996:
   Allowance for doubtful accounts                $50              $619             $589               $80

YEAR ENDED DECEMBER 31, 1995:
   Allowance for doubtful accounts                $50              $246             $246               $50

YEAR ENDED DECEMBER 31, 1994:
   Allowance for doubtful accounts                $50              $249             $249               $50

         (a)(3)   EXHIBITS

2.1 Certificate and Agreement of Merger between Dayton Factory Service, Inc. and Registrant, filed October 1, 1993 as Exhibit 2.1 to Registrant's Form S-1, Registration File No. 33-69876, and incorpo rated herein by reference.

2.2 Certificate and Agreement of Merger between Roberds of Atlanta, Inc. and Registrant, filed October 1, 1993 as Exhibit 2.2 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

2.3 Stock Purchase Agreement among Registrant, Kenneth W. Fletcher and Donald C. Wright trans ferring all of the outstanding shares of Roberds Service Company to Registrant, filed October 1, 1993 as
          Exhibit 2.3 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

2.4 Stock Purchase Agreement among Registrant, Kenneth W. Fletcher and Donald C. Wright trans ferring all of the outstanding shares of Roberd Insurance Agency, Inc. to Registrant, filed October 1, 1993 as Exhibit
          2.4 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

2.5 Certificate of merger of Roberds Service Company into Roberds, Inc., effective August 31, 1994, filed as Exhibit 2.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

3.1 Amended Articles of Incorporation of Registrant, filed January 10, 1994, as Exhibit 4.1 to Registrant's Form S-8, Registration File No. 33-73900, and incorporated herein by reference.

3.2       Amended Code of Regulations of Registrant, filed January 10, 1994, as
          Exhibit 4.2 to Registrant's Form S-8, Registration File No. 33-73900, and incorporated herein by reference.

4.1       Amended Articles of Incorporation of Registrant (filed as Exhibit
          3.1).

4.2       Amended Code of Regulations of Registrant (filed as Exhibit 3.2).

4.3 Specimen certificate for Registrant's Common Shares, filed October 1, 1993 as Exhibit 4.3 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

4.3.1 Amended specimen certificate for Registrant's Common Shares, reflecting the change in stock transfer agent to National City Bank, Cleveland, Ohio, effective November 1, 1995, filed as Exhibit 4.3.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.

4.4 Excluded from the exhibits are certain agreements relating to long term debt which, individually, do not exceed 10% of the total assets of Registrant. Registrant hereby undertakes to furnish a copy of such agreements upon request by the Commission.

10.1#     Roberds, Inc. 1993 Stock Incentive Plan, filed October 1, 1993 as
          Exhibit 10.1 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

10.1.1#   Amendment to Roberds, Inc. 1993 Stock Incentive Plan, filed as Exhibit
          99.1 to Registrant's Form S-1, File No. 33-97262, filed September 25, 1995, and incorporated herein by reference.

*10.1.2#    Amendment to Roberds, Inc. 1993 Stock Incentive Plan, referred to in
            Exhibit 10.1, effective as of November 1, 1996, and filed herewith.

10.2#       Roberds, Inc. Employee Stock Purchase Plan, filed October 1, 1993 as
            Exhibit 10.2 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

*10.2.1# Amendment to Roberds, Inc. Employee Stock Purchase Plan, referred to in Exhibit 10.2, effective as of November 1, 1996, and filed herewith.

10.3# Roberds, Inc. 1993 Outside Director Stock Option Plan, filed October 1, 1993 as Exhibit 10.3 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

*10.3.1# Amendment to Roberds, Inc. 1993 Outside Director Stock Option Plan, referred to in Exhibit 10.3, effective as of November 1, 1996, and filed herewith.

10.3.2# Roberds, Inc. Profit Sharing and Employee Retirement Savings Plan, as amended, filed as Exhibit 99 to Registrant's Form S-8, Registration File No. 33-81086, and incorporated herein by reference.

10.3.3# Roberds, Inc. Amended and Restated Deferred Compensation Plan for Outside Directors, effective 1996, filed as Exhibit 10.3.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.

*10.3.3.1#  Amendment to Roberds, Inc. Amended and Restated Deferred
            Compensation Plan for Outside Directors, referred to in Exhibit 10.3.3, effective as of February 27, 1996, and filed herewith.

**10.3.3.2# Amendment to Roberds, Inc. Amended and Restated Deferred
            Compensation Plan for Outside Directors, referred to in Exhibit 10.3.3, effective as of November 1, 1996, and filed as Exhibit 99.1 to Registrant's Form S-8, Registration File No. 333-19903, and incorporated herein by reference.

10.4.1 Lease Agreement dated April 1, 1990 among Registrant, Kenneth W. Fletcher and Donald C. Wright, relating to Registrant's facility located at 1000 East Central Avenue, West Carrollton, Ohio, and amendments thereto, filed October 1, 1993 as Exhibit 10.4.1 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

10.4.1.1 Assignment and Assumption Agreement in connection with the transfer of ownership of Registrant's facility located at 1000 East Central Avenue, West Carrollton, Ohio from Kenneth W. Fletcher and Donald C. Wright, an Ohio general partnership, to Kenneth W. Fletcher, individually, and assigning Registrant's related lease of the property to Mr. Fletcher, all effective January 1, 1995, and filed as Exhibit 10.4.1.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

10.4.1.2 Assignment and Assumption Agreement in connection with the transfer of ownership of Registrant's facility located at 1000 East Central Avenue, West Carrollton, Ohio from Kenneth W. Fletcher, individually, to DAF Investments LTD., an Ohio limited liability company controlled by Mr. Fletcher, and assigning Registrant's related lease of the property to DAF Investments LTD., all effective January 1, 1995, and filed as Exhibit 10.4.1.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

*10.4.1.3   Assignment and Assumption of Lease in connection with the transfer of ownership of Registrant's facility located at 1000 East Central
            Avenue, West Carrollton, Ohio from DAF Investments LTD., an Ohio limited liability company controlled by Mr. Kenneth W. Fletcher, to DAF West Carrollton Plaza, LTD., an Ohio limited liability company controlled by Mr. Fletcher, and assigning Registrant's related lease of the property to DAF West Carrollton Plaza, LTD., effective January 14, 1997, and incorporated herein by reference and filed herewith.

10.4.2 Lease Agreement dated April 1, 1990 among Registrant, Kenneth W. Fletcher and Donald C. Wright, relating to Registrant's facility located at 1100 East Central Avenue, West Carrollton, Ohio, and amendments thereto, filed October 1, 1993 as Exhibit 10.4.2 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

10.4.2.1 Assignment and Assumption Agreement in connection with the transfer of ownership of Registrant's facility located at 1100 East Central Avenue, West Carrollton, Ohio from Kenneth W. Fletcher and Donald C. Wright, an Ohio general partnership, to Kenneth W. Fletcher, individually, and assigning Registrant's related lease of the property to Mr. Fletcher, all effective January 1, 1995, and filed as Exhibit 10.4.2.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

10.4.2.2 Assignment and Assumption Agreement in connection with the transfer of ownership of Registrant's facility located at 1100 East Central Avenue, West Carrollton, Ohio from Kenneth W. Fletcher, individually, to DAF Investments LTD., an Ohio limited liability company controlled by Mr. Fletcher, and assigning Registrant's related lease of the property to DAF Investments LTD., all effective January 1, 1995, and filed as Exhibit 10.4.2.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

*10.4.2.3   Assignment and Assumption of Lease in connection with the transfer of ownership of Registrant's facility located at 1100 East Central
            Avenue, West Carrollton, Ohio from DAF Investments LTD., an Ohio limited liability company controlled by Mr. Kenneth W. Fletcher, to DAF West Carrollton Plaza, LTD., an Ohio limited liability company controlled by Mr. Fletcher, and assigning Registrant's related lease of the property to DAF West Carrollton Plaza, LTD., effective
            January 14, 1997, and incorporated herein by reference and filed herewith.

10.4.3 Lease Agreement dated June 1, 1988 among Registrant, Kenneth W. Fletcher and Donald C. Wright, relating to Registrant's Piqua, Ohio facility, and amendments thereto, filed October 1, 1993 as Exhibit
            10.4.3 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

10.4.3.1 Assignment and Assumption Agreement in connection with the transfer of ownership of Registrant's Piqua, Ohio facility from Kenneth W. Fletcher and Donald C. Wright, an Ohio general partnership, to Donald C. Wright, individually, and assigning Registrant's related lease of the property to Mr. Wright, all effective January 1, 1995 and filed as Exhibit 10.4.3.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

10.4.4 Lease Agreement dated April 1, 1988 among Registrant, Kenneth W. Fletcher and Donald C. Wright, relating to Registrant's Richmond, Indiana facility, and amendments thereto, filed October 1, 1993 as
            Exhibit 10.4.4 to Registrant's Form S-1, Registration File No. 33-69876, incorporated herein by reference.

10.4.4.1 Assignment and Assumption Agreement in connection with the transfer of ownership of Registrant's Richmond, Indiana facility from Kenneth
            W. Fletcher and Donald C. Wright, an Ohio general partnership, to Donald C. Wright, individually, and assigning Registrant's related lease of the property to Mr. Wright, all effective January 1, 1995, and filed as Exhibit 10.4.4.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

10.4.5 Lease Agreement dated March 1, 1992 among Registrant, Kenneth W. Fletcher and Donald C. Wright, relating to Registrant's
            Springfield, Ohio facility, and amendments thereto, filed October 1, 1993 as Exhibit 10.4.5 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

10.4.5.1 Assignment and Assumption of Leases transferring ownership of Registrant's Springfield, Ohio facility from Kenneth W. Fletcher and Donald C. Wright, an Ohio general partnership, to Springfield Properties, Inc., an Ohio corporation owned by Messrs. Fletcher and Wright, and assigning Registrant's related lease of the property to Springfield Properties, Inc., all effective November 16, 1994, and filed as Exhibit 10.4.5.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

10.4.6 Lease Agreement dated March 1, 1987 between Registrant and Howard Investments, a partnership owned by the Initial Shareholders, relating to Registrant's Norcross, Georgia facility, filed October 1, 1993 as Exhibit 10.4.6 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

10.4.6.1 Amendments to Lease Agreement between Registrant and Howard Investments, referred to in Exhibit 10.4.6, effective December 20, 1995, pursuant to a sale of the property by Howard Investments to 800 Broadway and Ponce de Leon Stores, which are unrelated to the Company and the Initial Shareholders, filed as Exhibit 10.4.6.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.

10.4.7 Lease Agreement dated March 1, 1987 between Registrant and Howard Investments, a partnership owned by the Initial Shareholders, relating to Registrant's Marietta, Georgia facility, filed October 1, 1993 as Exhibit 10.4.7 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

10.4.8 Lease Agreement dated November 1, 1987 between Registrant and Howard Investments, a partnership owned by the Principal Shareholders, relating to Registrant's Forest Park, Georgia facility, and amendments thereto, filed October 1, 1993 as Exhibit 10.4.8 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

10.4.9 Rent-Up Guarantee Agreement, filed October 1, 1993 as Exhibit 10.4.9 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

10.5        Tax Indemnification Agreement among Kenneth W. Fletcher, Donald C.
            Wright, Howard W. Smith, and Registrant, filed October 1, 1993 as
            Exhibit 10.5 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

10.6.1 Amended and Restated Security Agreement between Registrant and Chrysler First Commercial Corporation, filed October 1, 1993 as
            Exhibit 10.6.1 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

10.6.2 Inventory Financing and Security Agreement between Whirlpool Financial Corporation and Registrant, filed October 1, 1993 as
            Exhibit 10.6.2 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

10.6.3 Business Loan Agreement between Bank One, Dayton, NA and Registrant, dated November 23, 1993, for up to $30 million. Filed as Exhibit
            10.6.3 to Registrant's Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

10.6.3.1 Amendment to Business Loan Agreement between Bank One, Dayton, NA and Registrant, dated April 20, 1994, amending the agreement referred to in Exhibit 10.6.3, and filed as Exhibit 10.6.3.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.

10.6.3.2 Amendment to Amended and Restated Business Loan Agreement between Bank One, Dayton, NA and Registrant, dated December 7, 1994, amending the agreement referred to in Exhibit 10.6.3, and filed as
            Exhibit 10.6.3.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.

10.6.3.3 Amendment to Amended and Restated Business Loan Agreement between Bank One, Dayton, NA and Registrant, dated October 13, 1995, amending the agreement referred to in Exhibit 10.6.3, filed as
            Exhibit 10.6.3.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.

*10.6.3.4   Amendment to Amended and Restated Business Loan Agreement between
            Bank One, Dayton, NA and Registrant, dated as of June 29, 1996, amending the agreement referred to in Exhibit 10.6.3, and filed herewith.

*10.6.3.5   Second Amendment to Amended and Restated Business Loan Agreement
            between Bank One, Dayton, NA and Registrant, dated December 31,
            1996, amending the agreement referred to in Exhibit 10.6.3.4, and filed herewith.

*10.6.3.6   Amendment to Second Amended and Restated Business Loan Agreement
            between Bank One, Dayton, NA and Registrant, dated February 27,
            1997, amending the agreement referred to in Exhibit 10.6.3, and filed herewith.

10.6.4 Term loan agreement between Bank One, Dayton, NA and Registrant, dated November 8, 1994, for up to $7 million, and filed as Exhibit
            10.6.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.

10.7 Amended and Restated Private Label Revolving Plan Agreement between Registrant and Bank One, Dayton, N.A., filed October 1, 1993 as
            Exhibit 10.7 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference. Portions of the Exhibit have been omitted pursuant to a request by Registrant for confidential treatment.

10.8.1 Termination of Stock Redemption Agreement dated September 24, 1993 between Roberds Service Company and shareholders of Roberds Service Company, filed October 1, 1993 as Exhibit 10.8.1 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

10.8.2 Termination of Stock Redemption Agreement dated September 24, 1993 between Roberds, Inc. and shareholders of Roberds, Inc., filed October 1, 1993 as Exhibit 10.8.2 to Registrant's Form S-1, Regis-tration File No. 33-69876, and incorporated herein by reference.

10.9# Letter Agreements Limiting Salary and Bonus of Messrs. Fletcher, Wright and Smith, filed November 12, 1993 as Exhibit 10.9 to Registrant's Amendment No. 3 to Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

10.10# Registrant's Executive Compensation Plan, adopted in 1994, effective for the 1995 calendar year, filed as Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

10.10.1# Registrant's Amended and Restated Executive Compensation Plan, as amended for the 1996 calendar year, amending the Plan referred to in
            Exhibit 10.10 above, and filed as Exhibit 10.10.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and filed herewith.

*10.10.2#   Registrant's Seconded Amended and Restated Executive Compensation
            Plan, as amended for the 1997 calendar year, amending the Plan referred to in Exhibit 10.10.1 above, and filed herewith.

*10.11.1#   Employment Agreement, dated as of March 1, 1996, between Registrant and Charles H. Palko, Vice President-Appliances, and filed herewith.

*10.11.2#   Employment Agreement, dated as of July 10, 1996, between Registrant and Michael E. Ray, President-Tampa Market, and filed herewith.

11 Calculation of pro forma net earnings for the years ended December 31, 1993 and 1992, filed on March 25, 1994, as Exhibit 11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File Number 0-22702, and incorporated herein by reference.

21 Subsidiary of Registrant, filed as Exhibit 21 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

*23         Independent Auditors' Consent.

*24         Powers of attorney.

*27         Financial Data Schedules



*        Exhibits electronically filed herewith.
**       Exhibits incorporated by reference for the first time.
#        Constitutes a "management contract or compensatory plan or arrangement," pursuant to Item 14(a)(3),(c).


         (b)      REPORTS ON FORM 8-K

On December 4, 1996, the Company filed a Report on Form 8-K, announcing the settlement of the class-action shareholders suit discussed elsewhere herein.


         (c)      EXHIBITS

The response to this portion of Item 14 is submitted as a separate section of this Report.


         (d)      FINANCIAL STATEMENT SCHEDULES

The response to this portion of Item 14 is submitted as a separate section of this Report.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROBERDS, INC., by



/s/ Kenneth W. Fletcher*
------------------------------------
Kenneth W. Fletcher, its
Chief Executive Officer
and President


/s/ Robert M. Wilson
------------------------------------
Robert M. Wilson, its
Executive Vice President and
Chief Financial Officer



/s/ Michael A. Bruns
------------------------------------
Michael A. Bruns, its
Vice President and
Chief Accounting Officer




*By:  /s/ Robert M. Wilson
    ----------------------------
 Robert M. Wilson
 Attorney in Fact



February 27, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on February 27, 1996.


/s/ Kenneth W. Fletcher*
------------------------------------
Kenneth W. Fletcher
Director

/s/ Carl E. Gunter*
------------------------------------
Carl E. Gunter
Director

/s/ Jerry L. Kirby*
------------------------------------
Jerry L. Kirby
Director

/s/ James F. Robeson*
------------------------------------
James F. Robeson
Director

/s/ Howard W. Smith*
------------------------------------
Howard W. Smith
Director

/s/ Gilbert P. Williamson*
------------------------------------
Gilbert P. Williamson
Director

/s/ Robert M. Wilson
------------------------------------
Robert M. Wilson
Director

/s/ Donald C. Wright*
------------------------------------
Donald C. Wright
Director



*By:  /s/ Robert M. Wilson
    ---------------------------------
 Robert M. Wilson
 Attorney in Fact

10k96.per

                                  EXHIBIT INDEX




2.1 Certificate and Agreement of Merger between Dayton Factory Service, Inc. and Registrant, filed October 1, 1993 as Exhibit 2.1 to Registrant's Form S-1, Registration File No. 33-69876, and incorpo-rated herein by reference.

2.2         Certificate and Agreement of Merger between Roberds of Atlanta, Inc.
            and Registrant, filed October 1, 1993 as Exhibit 2.2 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

2.3 Stock Purchase Agreement among Registrant, Kenneth W. Fletcher and Donald C. Wright transferring all of the outstanding shares of Roberds Service Company to Registrant, filed October 1, 1993 as
            Exhibit 2.3 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

2.4 Stock Purchase Agreement among Registrant, Kenneth W. Fletcher and Donald C. Wright transferring all of the outstanding shares of Roberd Insurance Agency, Inc. to Registrant, filed October 1, 1993 as Exhibit 2.4 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

2.5 Certificate of merger of Roberds Service Company into Roberds, Inc., effective August 31, 1994, filed as Exhibit 2.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

3.1 Amended Articles of Incorporation of Registrant, filed January 10, 1994, as Exhibit 4.1 to Registrant's Form S-8, Registration File No. 33-73900, and incorporated herein by reference.

3.2 Amended Code of Regulations of Registrant, filed January 10, 1994, as Exhibit 4.2 to Registrant's Form S-8, Registration File No. 33-73900, and incorporated herein by reference.

4.1         Amended Articles of Incorporation of Registrant (filed as Exhibit
            3.1).

4.2         Amended Code of Regulations of Registrant (filed as Exhibit 3.2).

4.3 Specimen certificate for Registrant's Common Shares, filed October 1, 1993 as Exhibit 4.3 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

4.3.1 Amended specimen certificate for Registrant's Common Shares, reflecting the change in stock transfer agent to National City Bank, Cleveland, Ohio, effective November 1, 1995, filed as Exhibit 4.3.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.

4.4 Excluded from the exhibits are certain agreements relating to long term debt which, individually, do not exceed 10% of the total assets of Registrant. Registrant hereby undertakes to furnish a copy of such agreements upon request by the Commission.

10.1#       Roberds, Inc. 1993 Stock Incentive Plan, filed October 1, 1993 as
            Exhibit 10.1 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

10.1.1#     Amendment to Roberds, Inc. 1993 Stock Incentive Plan, filed as
            Exhibit 99.1 to Registrant's Form S-1, File No. 33-97262, filed September 25, 1995, and incorporated herein by reference.

*10.1.2#    Amendment to Roberds, Inc. 1993 Stock Incentive Plan, referred to in
            Exhibit 10.1, effective as of November 1, 1996, and filed herewith.

10.2#       Roberds, Inc. Employee Stock Purchase Plan, filed October 1, 1993 as
            Exhibit 10.2 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

*10.2.1# Amendment to Roberds, Inc. Employee Stock Purchase Plan, referred to in Exhibit 10.2, effective as of November 1, 1996, and filed herewith.

10.3# Roberds, Inc. 1993 Outside Director Stock Option Plan, filed October 1, 1993 as Exhibit 10.3 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

*10.3.1# Amendment to Roberds, Inc. 1993 Outside Director Stock Option Plan, referred to in Exhibit 10.3, effective as of November 1, 1996, and filed herewith.

10.3.2# Roberds, Inc. Profit Sharing and Employee Retirement Savings Plan, as amended, filed as Exhibit 99 to Registrant's Form S-8, Registration File No. 33-81086, and incorporated herein by reference.

10.3.3# Roberds, Inc. Amended and Restated Deferred Compensation Plan for Outside Directors, effective 1996, filed as Exhibit 10.3.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.

*10.3.3.1#  Amendment to Roberds, Inc. Amended and Restated Deferred
            Compensation Plan for Outside Directors, referred to in Exhibit 10.3.3, effective as of February 27, 1996, and filed herewith.

**10.3.3.2# Amendment to Roberds, Inc. Amended and Restated Deferred
            Compensation Plan for Outside Directors, referred to in Exhibit 10.3.3, effective as of November 1, 1996, and filed as Exhibit 99.1 to Registrant's Form S-8, Registration File No. 333-19903, and incorporated herein by reference.

10.4.1 Lease Agreement dated April 1, 1990 among Registrant, Kenneth W. Fletcher and Donald C. Wright, relating to Registrant's facility located at 1000 East Central Avenue, West Carrollton, Ohio, and amendments thereto, filed October 1, 1993 as Exhibit 10.4.1 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

10.4.1.1 Assignment and Assumption Agreement in connection with the transfer of ownership of Registrant's facility located at 1000 East Central Avenue, West Carrollton, Ohio from Kenneth W. Fletcher and Donald C. Wright, an Ohio general partnership, to Kenneth W. Fletcher, individually, and assigning Registrant's related lease of the property to Mr. Fletcher, all effective January 1, 1995, and filed as Exhibit 10.4.1.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

10.4.1.2 Assignment and Assumption Agreement in connection with the transfer of ownership of Registrant's facility located at 1000 East Central Avenue, West Carrollton, Ohio from Kenneth W. Fletcher, individually, to DAF Investments LTD., an Ohio limited liability company controlled by Mr. Fletcher, and assigning Registrant's related lease of the property to DAF Investments LTD., all effective January 1, 1995, and filed as Exhibit 10.4.1.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

*10.4.1.3   Assignment and Assumption of Lease in connection with the transfer of ownership of Registrant's facility located at 1000 East Central
            Avenue, West Carrollton, Ohio from DAF Investments LTD., an Ohio limited liability company controlled by Mr. Kenneth W.
            Fletcher, to DAF West Carrollton Plaza, LTD., an Ohio limited liability company controlled by Mr. Fletcher, and assigning
            Registrant's related lease of the property to DAF West Carrollton
            Plaza, LTD., effective January 14, 1997, and incorporated herein by reference and filed herewith.

10.4.2 Lease Agreement dated April 1, 1990 among Registrant, Kenneth W. Fletcher and Donald C. Wright, relating to Registrant's facility located at 1100 East Central Avenue, West Carrollton, Ohio, and amendments thereto, filed October 1, 1993 as Exhibit 10.4.2 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

10.4.2.1 Assignment and Assumption Agreement in connection with the transfer of ownership of Registrant's facility located at 1100 East Central Avenue, West Carrollton, Ohio from Kenneth W. Fletcher and Donald C. Wright, an Ohio general partnership, to Kenneth W. Fletcher, individually, and assigning Registrant's related lease of the property to Mr. Fletcher, all effective January 1, 1995, and filed as Exhibit 10.4.2.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

10.4.2.2 Assignment and Assumption Agreement in connection with the transfer of ownership of Registrant's facility located at 1100 East Central Avenue, West Carrollton, Ohio from Kenneth W. Fletcher, individually, to DAF Investments LTD., an Ohio limited liability company controlled by Mr. Fletcher, and assigning Registrant's related lease of the property to DAF Investments LTD., all effective January 1, 1995, and filed as Exhibit 10.4.2.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

*10.4.2.3   Assignment and Assumption of Lease in connection with the transfer of ownership of Registrant's facility located at 1100 East Central
            Avenue, West Carrollton, Ohio from DAF Investments LTD., an Ohio limited liability company controlled by Mr. Kenneth W. Fletcher, to DAF West Carrollton Plaza, LTD., an Ohio limited liability company controlled by Mr. Fletcher, and assigning Registrant's related lease of the property to DAF West Carrollton Plaza, LTD., effective
            January 14, 1997, and incorporated herein by reference and filed herewith.

10.4.3 Lease Agreement dated June 1, 1988 among Registrant, Kenneth W. Fletcher and Donald C. Wright, relating to Registrant's Piqua, Ohio facility, and amendments thereto, filed October 1, 1993 as Exhibit
            10.4.3 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

10.4.3.1 Assignment and Assumption Agreement in connection with the transfer of ownership of Registrant's Piqua, Ohio facility from Kenneth W. Fletcher and Donald C. Wright, an Ohio general partnership, to Donald C. Wright, individually, and assigning Registrant's related lease of the property to Mr. Wright, all effective January 1, 1995 and filed as Exhibit 10.4.3.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

10.4.4 Lease Agreement dated April 1, 1988 among Registrant, Kenneth W. Fletcher and Donald C. Wright, relating to Registrant's Richmond, Indiana facility, and amendments thereto, filed October 1, 1993 as
            Exhibit 10.4.4 to Registrant's Form S-1, Registration File No. 33-69876, incorporated herein by reference.

10.4.4.1 Assignment and Assumption Agreement in connection with the transfer of ownership of Registrant's Richmond, Indiana facility from Kenneth
            W. Fletcher and Donald C. Wright, an Ohio general partnership, to Donald C. Wright, individually, and assigning Registrant's related lease of the property to Mr. Wright, all effective January 1, 1995, and filed as Exhibit 10.4.4.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

10.4.5 Lease Agreement dated March 1, 1992 among Registrant, Kenneth W. Fletcher and Donald C. Wright, relating to Registrant's
            Springfield, Ohio facility, and amendments thereto, filed October 1, 1993 as Exhibit 10.4.5 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

10.4.5.1 Assignment and Assumption of Leases transferring ownership of Registrant's Springfield, Ohio facility from Kenneth W. Fletcher and Donald C. Wright, an Ohio general partnership, to Springfield Properties, Inc., an Ohio corporation owned by Messrs. Fletcher and Wright, and assigning Registrant's related lease of the property to Springfield Properties, Inc., all effective November 16, 1994, and filed as Exhibit 10.4.5.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

10.4.6 Lease Agreement dated March 1, 1987 between Registrant and Howard Investments, a partnership owned by the Initial Shareholders, relating to Registrant's Norcross, Georgia facility, filed October 1, 1993 as Exhibit 10.4.6 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

10.4.6.1 Amendments to Lease Agreement between Registrant and Howard Investments, referred to in Exhibit 10.4.6, effective December 20, 1995, pursuant to a sale of the property by Howard Investments to 800 Broadway and Ponce de Leon Stores, which are unrelated to the Company and the Initial Shareholders, filed as Exhibit 10.4.6.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.

10.4.7 Lease Agreement dated March 1, 1987 between Registrant and Howard Investments, a partnership owned by the Initial Shareholders, relating to Registrant's Marietta, Georgia facility, filed October 1, 1993 as Exhibit 10.4.7 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

10.4.8 Lease Agreement dated November 1, 1987 between Registrant and Howard Investments, a partnership owned by the Principal Shareholders, relating to Registrant's Forest Park, Georgia facility, and amendments thereto, filed October 1, 1993 as Exhibit 10.4.8 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

10.4.9 Rent-Up Guarantee Agreement, filed October 1, 1993 as Exhibit 10.4.9 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

10.5        Tax Indemnification Agreement among Kenneth W. Fletcher, Donald C.
            Wright, Howard W. Smith, and Registrant, filed October 1, 1993 as
            Exhibit 10.5 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

10.6.1 Amended and Restated Security Agreement between Registrant and Chrysler First Commercial Corporation, filed October 1, 1993 as
            Exhibit 10.6.1 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

10.6.2 Inventory Financing and Security Agreement between Whirlpool Financial Corporation and Registrant, filed October 1, 1993 as
            Exhibit 10.6.2 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

10.6.3 Business Loan Agreement between Bank One, Dayton, NA and Registrant, dated November 23, 1993, for up to $30 million. Filed as Exhibit
            10.6.3 to Registrant's Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

10.6.3.1 Amendment to Business Loan Agreement between Bank One, Dayton, NA and Registrant, dated April 20, 1994, amending the agreement referred to in Exhibit 10.6.3, and filed as Exhibit 10.6.3.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.

10.6.3.2 Amendment to Amended and Restated Business Loan Agreement between Bank One, Dayton, NA and Registrant, dated December 7, 1994, amending the agreement referred to in Exhibit 10.6.3, and filed as
            Exhibit 10.6.3.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.

10.6.3.3 Amendment to Amended and Restated Business Loan Agreement between Bank One, Dayton, NA and Registrant, dated October 13, 1995, amending the agreement referred to in Exhibit 10.6.3, filed as
            Exhibit 10.6.3.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.

*10.6.3.4   Amendment to Amended and Restated Business Loan Agreement between
            Bank One, Dayton, NA and Registrant, dated as of June 29, 1996, amending the agreement referred to in Exhibit 10.6.3, and filed herewith.

*10.6.3.5   Second Amendment to Amended and Restated Business Loan Agreement
            between Bank One, Dayton, NA and Registrant, dated December 31,
            1996, amending the agreement referred to in Exhibit 10.6.3.4, and filed herewith.

*10.6.3.6   Amendment to Second Amended and Restated Business Loan Agreement
            between Bank One, Dayton, NA and Registrant, dated February 27,
            1997, amending the agreement referred to in Exhibit 10.6.3, and filed herewith.

10.6.4 Term loan agreement between Bank One, Dayton, NA and Registrant, dated November 8, 1994, for up to $7 million, and filed as Exhibit
            10.6.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.

10.7 Amended and Restated Private Label Revolving Plan Agreement between Registrant and Bank One, Dayton, N.A., filed October 1, 1993 as
            Exhibit 10.7 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference. Portions of the Exhibit have been omitted pursuant to a request by Registrant for confidential treatment.

10.8.1 Termination of Stock Redemption Agreement dated September 24, 1993 between Roberds Service Company and shareholders of Roberds Service Company, filed October 1, 1993 as Exhibit 10.8.1 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

10.8.2 Termination of Stock Redemption Agreement dated September 24, 1993 between Roberds, Inc. and shareholders of Roberds, Inc., filed October 1, 1993 as Exhibit 10.8.2 to Registrant's Form S-1, Regis-tration File No. 33-69876, and incorporated herein by reference.

10.9# Letter Agreements Limiting Salary and Bonus of Messrs. Fletcher, Wright and Smith, filed November 12, 1993 as Exhibit 10.9 to Registrant's Amendment No. 3 to Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

10.10# Registrant's Executive Compensation Plan, adopted in 1994, effective for the 1995 calendar year, filed as Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

10.10.1# Registrant's Amended and Restated Executive Compensation Plan, as amended for the 1996 calendar year, amending the Plan referred to in
            Exhibit 10.10 above, and filed as Exhibit 10.10.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and filed herewith.

*10.10.2#   Registrant's Seconded Amended and Restated Executive Compensation
            Plan, as amended for the 1997 calendar year, amending the Plan referred to in Exhibit 10.10.1 above, and filed herewith.

*10.11.1#   Employment Agreement, dated as of March 1, 1996, between Registrant and Charles H. Palko, Vice President-Appliances, and filed herewith.

*10.11.2#   Employment Agreement, dated as of July 10, 1996, between Registrant and Michael E. Ray, President-Tampa Market, and filed herewith.

11 Calculation of pro forma net earnings for the years ended December 31, 1993 and 1992, filed on March 25, 1994, as Exhibit 11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File Number 0-22702, and incorporated herein by reference.

21 Subsidiary of Registrant, filed as Exhibit 21 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

*23         Independent Auditors' Consent.

*24         Powers of attorney.

*27         Financial Data Schedules