Form 10-K405/A
period 1996-12-31
ROBERDS INC
filed 1997-03-27
CIK 912952

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-K/A

         [X]     AMENDMENT NUMBER 1 TO ANNUAL REPORT PURSUANT TO
               SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

           Securities registered pursuant to Section 12(g) of the Act:
                        Common Shares, without par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No
                         --   --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At the close of trading on January 31, 1997, 5,964,830 common shares, without par value, were outstanding. Of these, 1,812,789 common shares, having an aggregate market value (based upon the average of the high and low trading prices on that date) of approximately $14,955,509, were held by non-affiliates of the Registrant. Common shares held by each executive officer and director, and by each person who owned five percent or more of the outstanding common shares, were excluded, in that such persons may be deemed to be affiliates. However, such calculation does not constitute an admission or determination that any such officer or director or holder of more than five percent of the outstanding common shares is in fact an affiliate of the Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 1997 annual meeting of shareholders are incorporated into Part III herein by reference.

Pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, the undersigned registrant (the "Registrant") hereby amends its annual report on Form 10-K for the fiscal year ended December 31, 1996 to include the following information, financial statements, and exhibits required by Form 11-K with respect to the Roberds, Inc. Employee Stock Purchase Plan (the "Plan") for the year ended December 31, 1996. Roberds, Inc. is the issuer of the securities held pursuant to the Plan. The schedules called for under Article 6A-05 in Regulation S-X have been omitted because they are inapplicable or the required information has been given in the financial statements or notes thereto:



                   ROBERDS, INC. EMPLOYEE STOCK PURCHASE PLAN


TABLE OF CONTENTS
                                                               PAGE

Independent Auditors' Report                                   3

Financial Statements:

         Statements of Financial Condition
         as of December 31, 1996 and 1995                      4

         Statements of Operations and Changes in
         Participants' Equity for the Years Ended
         December 31, 1996, 1995, and 1994                     5

Notes To Financial Statements                                  6

INDEPENDENT AUDITORS' REPORT





Members of the Compensation Committee
Roberds, Inc. Employee Stock Purchase Plan
Dayton, Ohio

We have audited the accompanying statements of financial condition of the Roberds, Inc. Employee Stock Purchase Plan (the Plan) as of December 31, 1996 and 1995, and the related statements of operations and changes in participants' equity for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial condition of Roberds, Inc. Employee Stock Purchase Plan at December 31, 1996 and 1995, and the results of its operations and the changes in participants' equity for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

March 8, 1997
Dayton, Ohio

ROBERDS, INC. EMPLOYEE STOCK PURCHASE PLAN

STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------



ASSETS AND PARTICIPANTS' EQUITY                 1996            1995
                                            --------        --------

INVESTMENT IN SPONSOR COMPANY COMMON
STOCK, AT FAIR VALUE  (NOTE E)              $313,310        $260,748

EMPLOYEE CONTRIBUTIONS RECEIVABLE             22,573          26,615

CASH                                         111,817         110,968
                                            --------        --------

ASSETS AND PARTICIPANTS' EQUITY             $447,700        $398,331
                                            ========        ========






See notes to financial statements.

ROBERDS, INC. EMPLOYEE STOCK PURCHASE PLAN

STATEMENTS OF OPERATIONS AND CHANGES IN PARTICIPANTS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
--------------------------------------------------------------------------------


                                                    1996              1995             1994
                                                    ----              ----             ----

INCREASE IN PARTICIPANTS' EQUITY:

   Employee contributions                         $324,828         $273,965         $235,202

   Unrealized (depreciation) appreciation
     of Roberds, Inc. common shares                (17,472)          72,284          (21,186)
                                                  --------         --------         --------
   Net increase                                    307,356          346,249          214,016


DECREASE IN PARTICIPANTS' EQUITY:
  Distribution to withdrawn, terminated
     or deceased employees                         257,987          124,515           37,419
                                                  --------         --------         --------

NET INCREASE IN PARTICIPANTS' EQUITY                49,369          221,734          176,597

PARTICIPANTS' EQUITY:
  Beginning of year                                398,331          176,597
                                                  --------         --------

  End of year                                     $447,700         $398,331         $176,597
                                                  ========         ========         ========




See notes to financial statements.

ROBERDS, INC. EMPLOYEE STOCK PURCHASE PLAN
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
--------------------------------------------------------------------------------


A.       PLAN DESCRIPTION

Roberds, Inc. established the Employee Stock Purchase Plan (the "Plan") in November 1993. The Plan is designed and operated as an employee stock purchase plan under section 423 of the Internal Revenue Code of 1986 and the regulations thereunder. The Plan is not subject to provisions of the Employment Retirement Income Security Act of 1974 ("ERISA"). The Plan is administered by a committee of at least three persons appointed by the Board of Directors.

Employees who are members of the committee administering the Plan or any employee who, immediately after the granting of an option, would own five percent or more of any and all classes of stock are not entitled to participate in the Plan. All other employees of Roberds, Inc. who are considered full-time and have at least 90 days of continuous employment immediately prior to the commencement of any option period are eligible to participate in the Plan.

Contributions are authorized through payroll deductions by participating employees at any whole percentage rate up to a maximum of fifteen percent of employees' compensation, not to exceed $25,000 (at fair market value) during any calendar year. Price per share at time of purchase is the lesser of 85 percent of fair market value per share on the first day or last day of offering period. Shares acquired under the Plan may be resold by the participating employee without registration under the Securities Act of 1933, as amended.

Offerings may be made under the Plan from time to time prior to December 31, 1999. The aggregate number of shares of stock that may be sold pursuant to all offerings under the plan shall not exceed 150,000.

B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS - The common shares of Roberds, Inc. are valued at fair value. Fair value is based upon the trading value of the stock on the NASDAQ exchange at the close of the last business day of the Plan year.

PURCHASES OF SECURITIES are recorded on a trade-date basis.

PLAN TERMINATION - Although it has not expressed an intention to do so, the Plan may be terminated at the option of the employer at any time subject to the provisions of the Plan. If terminated, participants' interest will be distributed in accordance with the Plan.

C.       TAX STATUS

All income of the Plan will be distributed and is taxable directly to the participants. Under Section 671 of the Internal Revenue Service Code, the Plan is not a tax paying entity. Accordingly, the Plan is not subject to income taxes. Therefore, no provision for income taxes is required for the Plan.

D.       ADMINISTRATION OF PLAN ASSETS

The Plan's assets, which consist of Roberds, Inc. common shares and cash, are held by a custodian.

Employee contributions are held and managed by the custodian, who invests cash received, interest and dividend income and makes distributions to participants.

Certain administrative functions are performed by officers or employees of Roberds, Inc. or its subsidiaries. No such officer or employee receives compensation from the Plan. Administrative expenses for the record keeper fees are paid directly by Roberds, Inc.

E.       INVESTMENTS

The Plan's investments in Roberds, Inc. common stock, at December 31, 1996 and 1995, are as follows:


                                                            December 31,
                                                      1996              1995
                                                      ----              ----

                   Number of shares                  37,977           28,972
                   Market value                    $313,310         $260,748
                   Unrealized appreciation         $ 33,626         $ 51,098


At December 31, 1996 and 1995 there were obligations to distribute 901 and 355 shares of Roberds, Inc. common stock, respectively.

In January 1997, an additional 18,221 shares of Roberds, Inc. common stock were purchased by the Plan at $7.23 per share.

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

10.1.2#     Amendment to Roberds, Inc. 1993 Stock Incentive Plan, referred to in
            Exhibit 10.1, effective as of November 1, 1996, and filed herewith.

10.2#       Roberds, Inc. Employee Stock Purchase Plan, filed October 1, 1993 as
            Exhibit 10.2 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

10.2.1# Amendment to Roberds, Inc. Employee Stock Purchase Plan, referred to in Exhibit 10.2, effective as of November 1, 1996, and filed herewith.

10.3# Roberds, Inc. 1993 Outside Director Stock Option Plan, filed October 1, 1993 as Exhibit 10.3 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

10.3.1# Amendment to Roberds, Inc. 1993 Outside Director Stock Option Plan, referred to in Exhibit 10.3, effective as of November 1, 1996, and filed herewith.

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

10.3.3.1#   Amendment to Roberds, Inc. Amended and Restated Deferred
            Compensation Plan for Outside Directors, referred to in Exhibit
            10.3.3, effective as of February 27, 1996, and filed herewith.

10.3.3.2#   Amendment to Roberds, Inc. Amended and Restated Deferred
            Compensation Plan for Outside Directors, referred to in Exhibit
            10.3.3, effective as of November 1, 1996, and filed as Exhibit 99.1 to Registrant's Form S-8, Registration File No. 333-19903, and incorporated herein by reference.

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

10.4.1.3 Assignment and Assumption of Lease in connection with the transfer of ownership of Registrant's facility located at 1000 East Central Avenue, West Carrollton, Ohio from DAF Investments LTD., an Ohio limited liability company controlled by Mr. Kenneth W. Fletcher, to DAF West Carrollton Plaza, LTD., an Ohio limited liability company controlled by Mr. Fletcher, and assigning Registrant's related lease of the property to DAF West Carrollton Plaza, LTD., effective January 14, 1997, and incorporated herein by reference and filed herewith.

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

10.4.2.3 Assignment and Assumption of Lease in connection with the transfer of ownership of Registrant's facility located at 1100 East Central Avenue, West Carrollton, Ohio from DAF Investments LTD., an Ohio limited liability company controlled by Mr. Kenneth W. Fletcher, to DAF West Carrollton Plaza, LTD., an Ohio limited liability company controlled by Mr. Fletcher, and assigning Registrant's related lease of the property to DAF West Carrollton Plaza, LTD., effective January 14, 1997, and incorporated herein by reference and filed herewith.

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

10.4.8 Lease Agreement dated November 1, 1987 between Registrant and Howard Investments, a partnership owned by the Principal Shareholders, relating to Registrant's Forest Park, Georgia facility, and amendments thereto, filed October 1, 1993 as Exhibit 10.4.8 to Registrant's Form S-1, Registra tion File No. 33-69876, and incorporated herein by reference.

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

10.6.3.4 Amendment to Amended and Restated Business Loan Agreement between Bank One, Dayton, NA and Registrant, dated as of June 29, 1996, amending the agreement referred to in Exhibit 10.6.3, and filed herewith.

10.6.3.5 Second Amendment to Amended and Restated Business Loan Agreement between Bank One, Dayton, NA and Registrant, dated December 31, 1996, amending the agreement referred to in Exhibit 10.6.3.4, and filed herewith.

10.6.3.6 Amendment to Second Amended and Restated Business Loan Agreement between Bank One, Dayton, NA and Registrant, dated February 27, 1997, amending the agreement referred to in Exhibit 10.6.3, and filed herewith.

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

10.8.2 Termination of Stock Redemption Agreement dated September 24, 1993 between Roberds, Inc. and shareholders of Roberds, Inc., filed October 1, 1993 as Exhibit 10.8.2 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

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

10.10.2# Registrant's Seconded Amended and Restated Executive Compensation Plan, as amended for the 1997 calendar year, amending the Plan referred to in Exhibit 10.10.1 above, and filed herewith.

10.11.1# Employment Agreement, dated as of March 1, 1996, between Registrant and Charles H. Palko, Vice President-Appliances, and filed herewith.

10.11.2# Employment Agreement, dated as of July 10, 1996, between Registrant and Michael E. Ray, President-Tampa Market, and filed herewith.

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

24          Powers of attorney.

27          Financial Data Schedules



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


ROBERDS, INC., by


/s/ Kenneth W. Fletcher*
------------------------------------
Kenneth W. Fletcher, its
Chief Executive Officer
and President


/s/ Robert M. Wilson
------------------------------------
Robert M. Wilson, its
Executive Vice President and
Chief Financial Officer



/s/ Michael A. Bruns
------------------------------------
Michael A. Bruns, its
Vice President and
Chief Accounting Officer


ROBERDS, INC. EMPLOYEE STOCK PURCHASE PLAN, by


/s/ Robert M. Wilson
------------------------------------
Robert M. Wilson, its
Plan Administrator




*By:  /s/ Robert M. Wilson
    ---------------------------------
 Robert M. Wilson
 Attorney in Fact

March 25, 1997

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

10.1.2#     Amendment to Roberds, Inc. 1993 Stock Incentive Plan, referred to in
            Exhibit 10.1, effective as of November 1, 1996, and filed herewith.

10.2#       Roberds, Inc. Employee Stock Purchase Plan, filed October 1, 1993 as
            Exhibit 10.2 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

10.2.1# Amendment to Roberds, Inc. Employee Stock Purchase Plan, referred to in Exhibit 10.2, effective as of November 1, 1996, and filed herewith.

10.3# Roberds, Inc. 1993 Outside Director Stock Option Plan, filed October 1, 1993 as Exhibit 10.3 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

10.3.1# Amendment to Roberds, Inc. 1993 Outside Director Stock Option Plan, referred to in Exhibit 10.3, effective as of November 1, 1996, and filed herewith.

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

10.3.3.1#   Amendment to Roberds, Inc. Amended and Restated Deferred
            Compensation Plan for Outside Directors, referred to in Exhibit
            10.3.3, effective as of February 27, 1996, and filed herewith.

10.3.3.2#   Amendment to Roberds, Inc. Amended and Restated Deferred
            Compensation Plan for Outside Directors, referred to in Exhibit
            10.3.3, effective as of November 1, 1996, and filed as Exhibit 99.1 to Registrant's Form S-8, Registration File No. 333-19903, and incorporated herein by reference.

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

10.4.1.3 Assignment and Assumption of Lease in connection with the transfer of ownership of Registrant's facility located at 1000 East Central Avenue, West Carrollton, Ohio from DAF Investments LTD., an Ohio limited liability company controlled by Mr. Kenneth W. Fletcher, to DAF West Carrollton Plaza, LTD., an Ohio limited liability company controlled by Mr. Fletcher, and assigning Registrant's related lease of the property to DAF West Carrollton Plaza, LTD., effective January 14, 1997, and incorporated herein by reference and filed herewith.

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

10.4.2.3 Assignment and Assumption of Lease in connection with the transfer of ownership of Registrant's facility located at 1100 East Central Avenue, West Carrollton, Ohio from DAF Investments LTD., an Ohio limited liability company controlled by Mr. Kenneth W. Fletcher, to DAF West Carrollton Plaza, LTD., an Ohio limited liability company controlled by Mr. Fletcher, and assigning Registrant's related lease of the property to DAF West Carrollton Plaza, LTD., effective January 14, 1997, and incorporated herein by reference and filed herewith.

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

10.4.5 Lease Agreement dated March 1, 1992 among Registrant, Kenneth W. Fletcher and Donald C. Wr ight, relating to Registrant's Springfield, Ohio facility, and amendments thereto, filed October 1, 1993 as Exhibit 10.4.5 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

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

10.6.3.4 Amendment to Amended and Restated Business Loan Agreement between Bank One, Dayton, NA and Registrant, dated as of June 29, 1996, amending the agreement referred to in Exhibit 10.6.3, and filed herewith.

10.6.3.5 Second Amendment to Amended and Restated Business Loan Agreement between Bank One, Dayton, NA and Registrant, dated December 31, 1996, amending the agreement referred to in Exhibit 10.6.3.4, and filed herewith.

10.6.3.6 Amendment to Second Amended and Restated Business Loan Agreement between Bank One, Dayton, NA and Registrant, dated February 27, 1997, amending the agreement referred to in Exhibit 10.6.3, and filed herewith.

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

10.8.2 Termination of Stock Redemption Agreement dated September 24, 1993 between Roberds, Inc. and shareholders of Roberds, Inc., filed October 1, 1993 as Exhibit 10.8.2 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

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

10.10.2# Registrant's Seconded Amended and Restated Executive Compensation Plan, as amended for the 1997 calendar year, amending the Plan referred to in Exhibit 10.10.1 above, and filed herewith.

10.11.1# Employment Agreement, dated as of March 1, 1996, between Registrant and Charles H. Palko, Vice President-Appliances, and filed herewith.

10.11.2# Employment Agreement, dated as of July 10, 1996, between Registrant and Michael E. Ray, President-Tampa Market, and filed herewith.

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

24          Powers of attorney.

27          Financial Data Schedules



*        Exhibits electronically filed herewith.
**       Exhibits incorporated by reference for the first time.
# Constitutes a "management contract or compensatory plan or arrangement," pursuant to Item 14(a)(3),(c).