Form 10-Q
period 1997-03-31
ROBERDS INC
filed 1997-05-01
CIK 912952

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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

                                 (937) 859-5127
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

Yes    X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On April 29, 1997, 5,964,830 common shares, without par value, were outstanding.

                          ROBERDS, INC. AND SUBSIDIARY

                                     INDEX

                                                                           PAGE
                                                                          NUMBER
PART 1.   FINANCIAL INFORMATION:

          ITEM 1.      Financial Statements:

          Condensed Consolidated Balance Sheets -
            March 31, 1997 and December 31, 1996                            3

          Condensed Consolidated Statements Of
            Earnings - Three Months Ended
            March 31, 1997 and 1996                                         4

          Condensed Consolidated Statements
            of Cash Flows - Three Months Ended
            March 31, 1997 and 1996                                         5

          Notes to Condensed Consolidated
            Financial Statements                                            6

          ITEM 2.      Management's Discussion
                       and Analysis of Financial
                       Condition and Results
                       of Operations                                        8

PART II.  OTHER INFORMATION:

          ITEMS 1-5.   Inapplicable                                        13

          ITEM 6.      Exhibits and Reports
                       on Form 8-K                                         13

                          ROBERDS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                     MARCH 31      DECEMBER 31
                                                       1997           1996
ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                            $1,702         $2,794
  Receivables:
    Customers                                           1,179          2,364
    Vendors and other                                   1,918          4,028
  Merchandise inventories                              60,561         62,998
  Prepaid expenses and other                            1,660          1,857
  Deferred tax assets                                   2,876          2,916
                                                     --------       --------
          Total current assets                         69,896         76,957

  Property and equipment, net                         105,054        104,953
  Deferred tax assets                                   6,563          6,350
  Certificates of deposit, restricted                   2,345          2,293
  Other assets                                          1,729          1,655
                                                     --------       --------
                                                     $185,587       $192,208
                                                     ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

  Accounts payable                                    $19,408        $17,640
  Accrued expenses                                      7,305          9,244
  Customer deposits                                     8,718          8,787
  Litigation                                            2,600          2,943
  Current maturities of long term debt                  3,439          3,391
                                                     --------       --------
         Total current liabilities                     41,470         42,005

Construction payables                                     600
Long term debt including capital leases                83,487         90,365
Deferred warranty revenue and other                    13,474         13,268

SHAREHOLDERS' EQUITY:

  Common stock                                            596            595
  Additional paid-in capital                           31,927         31,797
  Retained earnings                                    14,033         14,178
                                                     --------       --------
       Total shareholders' equity                      46,556         46,570
                                                     --------       --------
                                                     $185,587       $192,208
                                                     ========       ========

See notes to condensed consolidated financial statements.

                          ROBERDS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31
                                                                 1997           1996
NET SALES AND SERVICE REVENUES                                 $83,152        $70,664

COST OF SALES                                                   56,511         49,750
                                                               -------        -------
     Gross profit                                               26,641         20,914

SELLING, DELIVERY AND ADMINISTRATIVE EXPENSES                   26,426         21,617
INTEREST EXPENSE, NET                                            1,873          1,259
FINANCE PARTICIPATION INCOME                                      (592)          (740)
OTHER INCOME, NET                                                 (851)          (880)
                                                               -------        -------

LOSS BEFORE INCOME TAX BENEFIT                                    (215)          (342)

INCOME TAX BENEFIT                                                 (70)          (135)
                                                               -------        -------

NET (LOSS)                                                       ($145)         $(207)
                                                               =======        =======

NET (LOSS)  PER COMMON SHARE                                    ($0.02)        $(0.03)
                                                               =======        =======


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                       5,959          5,921
                                                               =======        =======


See notes to condensed consolidated financial statements.

                          ROBERDS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              THREE MONTHS ENDED
                                                                                   MARCH 31
                                                                              1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss)                                                                  ($145)         $(207)
  Adjustments to reconcile net (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                                           2,247          1,542
      Gain on sales of fixed assets                                              (2)
  Changes in assets and liabilities, net                                      5,379           (386)
                                                                             ------         ------
      Net cash  provided by operating activities                              7,479            949

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                                       (1,745)        (4,271)
  Proceeds from sales of fixed assets                                            25
  Other                                                                        (152)           142
                                                                             ------         ------
      Net cash (used in) investing activities                                (1,872)        (4,129)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Payments on long-term debt                                                 (6,830)       (10,612)
  Proceeds from long-term debt                                                              13,000
  Net proceeds from issuance of common shares                                   131            137
  Debt issuance costs                                                                          (45)
                                                                             ------         ------
      Net cash (used in) provided by financing activities                    (6,699)         2,480
NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (1,092)          (700)
                                                                             ------         ------

CASH AND CASH EQUIVALENTS - Beginning of period                               2,794          2,410
                                                                             ------         ------
CASH AND CASH EQUIVALENTS - End of period                                    $1,702         $1,710
                                                                             ======         ======
CASH PAID FOR:

  Interest, net of capitalized amounts of $38 in 1997
    and $106 in 1996                                                         $2,054         $1,280
                                                                             ======         ======
  Income taxes                                                                 $623           $415
                                                                             ======         ======

          See notes to the condensed consolidated financial statements

                          ROBERDS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS EXCEPT SHARE DATA)

A.  BASIS OF PRESENTATION

The consolidated balance sheet at December 31, 1996 is condensed from the audited financial statements. The accompanying unaudited condensed consolidated balance sheet at March 31, 1997, the condensed consolidated statements of operations for the three months ended March 31, 1997 and 1996, and the condensed consolidated statements of cash flows for the three months ended March 31, 1997 and 1996, have been prepared by the Company in accordance with generally accepted accounting principles and in the opinion of management include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of results of operations for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1996 included in Form 10-K. The results of operations for the three months ended March 31, 1997 may not be indicative of the results for the year ending December 31, 1997.

B.  DEBT

                                         MARCH 31      DECEMBER 31
                                           1997            1996
Mortgage notes payable                    $39,763         $40,124
Revolving line of credit                   31,000          37,000
Term loan agreement                         3,850           4,200
Capital lease obligations                  12,313          12,432
                                          -------         -------
                                           86,926          93,756
Less current maturities                     3,439           3,391
                                          -------         -------
                                          $83,487         $90,365
                                          =======         =======

The revolving bank line of credit expires in January 2000. The amount available under the line is limited to the lesser of: (a) $45,000 or (b) an amount based upon a percentage of eligible accounts receivable, inventory and certain previously incurred leasehold improvements. The agreement also provides that an additional amount is available for any expenditures for leasehold improvements and store expansion for which the Company has commitments for permanent financing. At March 31, 1997, $45,000 was available under the line of which $31,000 was outstanding. The interest rate under the line is set monthly at the option of the Company at either the prime rate (8.50% at March 31, 1997) or one of various LIBOR rates plus 1.55% (6.99% at March 31, 1997).

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

Income tax benefit consists of the following:

                                                     THREE MONTHS
                                                        ENDED
                                                       MARCH 31
                                                   1997          1996
Currently payable:

  Federal                                            $62          $293
  State and local                                     41            70
                                                    ----          ----
                                                     103           363
Deferred                                            (173)         (498)
                                                    ----          ----
                                                    ($70)        ($135)
                                                    ====          ====

The disproportionate income tax benefit for the three months ended March 31, 1997 reflects minimum taxes imposed by certain jurisdictions and the effect of items which are not deductible for income tax purposes.

D.  ACCOUNTING PRONOUNCEMENTS

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.128 (SFAS 128), "Earnings Per Share." Under this statement, the Company will be required to restate prior-period earnings per share data to comply with the SFAS 128, including interim periods, beginning with the year ending December 31, 1997. The effect on previously reported earnings per share data of the Company has not been determined.

                          ROBERDS, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         (DOLLAR AMOUNTS IN THOUSANDS)

RESULTS OF OPERATIONS

For the first three months of 1997, sales increased by 17.7 percent over the comparable period in 1996. Operations for the first three months of 1997 resulted in a net loss of $(145) as compared to net loss of $(207) for the first three months of 1996.

Sales for the three months ended March 1997 increased to $83,152 from $70,664 for the three months ended March 1996. Sales in 1997 were positively affected by the opening of the new Cincinnati megastore in July 1996 and, to a lesser extent, the opening of the Buckhead, Georgia store in November 1996. A highly competitive retail environment for big ticket goods continued, and contributed to the decrease in comparable store sales. To a lesser extent, sales were adversely affected by the withdrawal from the home office product category in the Company's Atlanta and Tampa markets. Additionally, during the first quarter of 1997, the Company focused on improving its gross margin percentage versus the very promotional approach taken during the first quarter of 1996.

Comparable store sales decreased 9.4 percent for the first three months of 1997. For the first three months of 1997, the percentage decreases in sales in the Company's three established market areas (excluding Cincinnati) were as follows:

                                    TOTAL             COMPARABLE
                                    STORES              STORES
                                    ------            ----------
Dayton                               (4)%                 (4)%
Atlanta                              (7)                 (15)
Tampa                                (8)                  (8)

Sales by major product category as a percentage of total sales for the three months ended March 31 follows:

                                                               1997         1996
Furniture...................................................... 39%          39%

Bedding........................................................ 13           12

Major appliances............................................... 24           25

Consumer electronics........................................... 20           21

Extended warranty contracts and other.........................   4            3
                                                               ---          ---
                                                               100%         100%

In March 1997, the Company entered into an agreement to sell third party extended warranty contracts. As a result of this agreement, revenues and the related costs of the contracts will be recognized at the time the third-party contracts are sold. Revenues related to contracts sold prior to this agreement will continue to be deferred and recognized over the lives of the contracts, and the expenses related to service costs will be recognized as incurred.

For the three months ended March 1997, gross profit was $26,641, or 32.0 percent of sales, as compared to $20,914, or 29.6 percent of sales, for the three months ended March 1996. The increase in gross profit margin percentage for the three months ended March 1997 resulted from the Company emphasizing a heavily price-promotional merchandising strategy combined with extended financing during 1996 in an attempt to attract additional store traffic and to respond to competitive conditions, particularly in the consumer electronics and appliance categories. Additionally, gross margin was affected favorably by a somewhat larger portion of total sales from the higher-margin furniture category, primarily as the result of a higher percentage of furniture sales in the Cincinnati megastore, and the higher-margin extended warranty category.

Gross margin percentages for the first three months of 1997 by category were approximately 39 percent for furniture, 44 percent for bedding, 22 percent for major appliances and 19 percent for consumer electronics. The gross margin percentages for the first quarter of 1997, as compared to the first quarter of 1996, increased slightly for furniture and bedding and increased significantly for appliances and consumer electronics. The gross margin percentage increase for appliances and consumer electronics reflects a less price-promotional approach during the first three months of 1997 as compared to 1996.

For the three months ended March 1997, selling, delivery, and administrative expenses, which include occupancy costs, were $26,426, or 31.8 percent of sales, as compared to $21,617, or 30.6 percent of sales, for the comparable period in 1996. The increase as a percentage of sales is primarily attributed to increases in advertising, promotion, and sales commissions expenses, and the effect of fixed occupancy costs in light of the Company's declining comparable store sales. These increases were offset in part by a decrease in finance charges for extended financing programs offered to customers.

Interest expense, net of interest income, increased to $1,873 for the three months ended March 1997 compared to $1,259 for the comparable period in 1996. Interest expense increased in 1997 primarily as the result of additional indebtedness incurred to finance the Cincinnati megastore, the Buckhead showroom, and the increase in merchandise inventory levels, primarily related to the Cincinnati market entry. The increase in net expense was partially offset by the capitalization of $38 of interest during 1997, compared to $106 in 1996.

Finance participation income, which consists of income from participation in the Company's private label credit card program, was $592, or 0.7 percent of sales, for the three months ended March 1997, as compared to $740, or 1.0 percent of sales, for the comparable period in 1996. The reduction in participation resulted from the initial influx of deferred-interest-bearing accounts into the private-label credit card program generated from the Cincinnati market entry, coupled with an increase in the use of core financing programs offered to customers in all market areas, which do not yield income during the initial grace period. The balances on the accounts related to the Cincinnati entry, which are part of the core finance program, result in costs to the Company but do not yield participation to the Company during an initial interest-free period, resulting in a decrease in the Company's participation during the first quarter of 1997.

Other income decreased to $851 for the three months ended March 1997 as compared to $880 for the comparable period in 1996. The majority of other income consists of cash discounts and rental income from tenants. Cash discounts decreased in total and as a percentage of sales in 1997 as the Company contracted its appliance and consumer electronics inventories to better match the consumer demand for these products.

Loss before income taxes was ($145) in 1997, compared to a loss of ($207) in 1996. Income tax benefit for 1997 was $70, or approximately 33% of the loss before taxes, as compared to $135, or 39% of the loss before taxes, in 1996. The lower effective tax rate in 1997 reflects minimum taxes imposed by certain jurisdictions and the effect of items which are not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased to $1,702 at March 31, 1997 as compared to $2,794 at December 31, 1996. During the first three months of 1996, the Company generated $7,479 of cash from operating activities. Cash of $3,295 was generated from a reduction of customer and vendor receivables, primarily as a result of fewer outstanding balances from second source financing providers and the collection of year-end vendor incentives. During the first three months of 1997, inventories decreased $2,437 primarily in the appliance and consumer electronics product categories. A portion of the cash generated from operations was utilized to reduce the balance outstanding under the Company's revolving bank line of credit.

During the first three months of 1997, the Company's capital expenditures totaled $1,745. These expenditures related primarily to the expansion of the West Carrollton, Ohio store into space that was formally used for warehousing. This expansion was completed early in April, 1997, and completes the Company's expansion plans for 1997. As a result, capital expenditures for the balance of 1997 are expected to be significantly less than the Company incurred over the last several years.

The Company's revolving bank line of credit agreement expires in January 2000. The amount available under the line is limited to the lesser of: (a) $45,000, or (b) an amount based upon a percentage of eligible accounts receivable, inventory and certain previously incurred leasehold improvements. The agreement also provides that an additional amount is available for any expenditures for leasehold improvements and store expansion for which the Company has commitments for permanent financing. At March 31, 1997, $45,000 was available under the line, of which $31,000 was outstanding. The line includes certain restrictive covenants including, among others, limitations on capital expenditures and the payment of dividends, maintenance of minimum current, fixed-charge-coverage, funded-debt-to-earnings, and debt-to-tangible-net-worth ratios. Certain of the covenants contained in the Company's revolving credit agreement become increasingly restrictive through 1997 and into 1998. In order to remain in compliance with those covenants, the Company's profitability and cash flow will have to improve over the actual results experienced in 1996.

In April 1997, the Company closed a mortgage loan for $8,080 to finance the expenditures associated with its showroom located in the Buckhead area of Atlanta, Georgia. The loan is payable based upon a 15-year amortization with the balance due at the end of the fifth year. The loan bears interest at 9.03%. Proceeds from the loan were used to reduce the outstanding balance on the Company's revolving line of credit.

The Company has announced plans to enter the Columbus, Ohio market with a facility similar in size and design to the Cincinnati store. The Columbus market, which would represent the Company's fifth marketing area, would enable the further utilization of the Fairborn, Ohio warehouse facility. The Company has identified a number of suitable sites in Columbus; however, it has not made any commitments for a site. Management does not believe that the Company should take on the additional debt obligations necessary to enter the Columbus market without additional equity. As a result, the Company does not plan to move forward with the Columbus entry until it has identified a source for that additional equity.

SEASONALITY

The Company typically experiences an increase in overall sales in the fourth quarter. This increase is driven by an increase in the sales of consumer electronics and furniture products associated with the holiday season. At the same time, major appliance sales typically decline in the fourth quarter. As a result, operating results for the full year are highly dependent upon the success of the Company's operations in the fourth quarter.

OUTLOOK

The Company intends to focus the majority of its resources over the next several quarters to refining its overall operations in preparation for future expansion. Additionally, it plans to continue to refine its product mix and the staffing and systems in the Cincinnati megastore, in order to serve the customer more effectively.

The Company's financial performance is influenced by consumer confidence, interest rates, the general level of housing activity, and the general level of economic activity in the United States. Consumers continue to buy big ticket goods very cautiously. This has led to a very sharp competitive situation, as the major retailers have struggled to maintain volume in a difficult retailing environment. This situation is expected to continue to put pressure on comparable store sales, product prices and margins, and operating results.

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

Adverse results in litigation matters.

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

Access to additional equity capital to fund the Company's long-term expansion.

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

Changes in the cost or availability of liability, property, or health insurance.

                           PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS   Not applicable.

ITEM 2.  CHANGES IN SECURITIES     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    None

ITEM 5.  OTHER INFORMATION    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

There were no reports filed by the Company on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Roberds, Inc.
                               (Registrant)

Date April 30, 1997                    /s/ ROBERT M. WILSON
                                           Robert M. Wilson
                                           Executive Vice President
                                           Chief Financial Officer

Date April 30, 1997                    /s/ MICHAEL A. BRUNS
                                           Michael A. Bruns
                                           Vice President
                                           Controller
                                           Chief Accounting Officer