Form 10-K405/A
period 1996-12-31
ROBERDS INC
filed 1997-06-27
CIK 912952

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-K/A


         [X]      AMENDMENT NUMBER 2 TO ANNUAL REPORT PURSUANT TO
                  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

        [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-22702


                                 ROBERDS, INC.

An Ohio Corporation                                    31-0801335
                                             IRS Employer Identification Number

                            1100 East Central Avenue
                            Dayton, Ohio 45449-1888
                                 (937) 859-5127


        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                        Common Shares, without par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At the close of trading on January 31, 1997, 5,964,830 common shares, without par value, were outstanding. Of these, 1,812,789 common shares, having an aggregate market value (based upon the average of the high and low trading prices on that date) of approximately $14,955,509, were held by non-affiliates of the Registrant. Common shares held by each executive officer and director, and by each person who owns five percent or more of the outstanding common shares, have been excluded, in that such persons may be deemed to be affiliates. However, such calculation does not constitute an admission or determination that any such officer or director or holder of more than five percent of the outstanding common shares is in fact an affiliate of the Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 1997 annual meeting of shareholders are incorporated into Part III herein by reference.

Pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, the undersigned registrant (the "Registrant") hereby amends its annual report on Form 10-K for the fiscal year ended December 31, 1996 to include the following information, financial statements, and exhibits required by Form 11-K with respect to the Roberds, Inc. Profit Sharing and Employee Retirement Savings Plan ("Plan") for the year ended December 31, 1996. Roberds, Inc. is the issuer of some of the securities held pursuant to the Plan. The schedules called for under
Article 6A-05 in Regulation S-X have been omitted because they are inapplicable or the required information has been given in the financial statements or notes thereto:

       ROBERDS, INC. PROFIT SHARING AND EMPLOYEE RETIREMENT SAVINGS PLAN


                               TABLE OF CONTENTS
                               -----------------

                                                                         Page
                                                                         ----

Independent Auditors' Report                                               3

Financial Statements as of December 31, 1996 and 1995 and for the Year Ended December 31, 1996:

      Statements of Net Assets Available for Plan Benefits                 4

      Statement of Changes in Net Assets Available for Plan Benefits       8

      Notes To Financial Statements                                       10

Supplemental Schedules as of December 31, 1996 and for the Year Then Ended:

      Item 27(a) - Schedule of Assets Held for Investment Purposes        12

      Item 27(d) - Schedule of Reportable Transactions Involving a
        Series of Transactions in Excess of Five Percent of Plan Assets   13

INDEPENDENT AUDITORS' REPORT

Participants and Plan Administrator
Roberds, Inc. Profit Sharing and Employee
  Retirement Savings Plan:

We have audited the accompanying statements of net assets available for plan benefits of Roberds, Inc. Profit Sharing and Employee Retirement Savings Plan (the "Plan") as of December 31, 1996 and 1995 and the related statement of changes in net assets available for plan benefits for the year ended December 31, 1996. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1996 and 1995, and the changes in net assets available for plan benefits for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

The supplemental information by fund is presented for the purpose of additional analysis of the basic financial statements rather than to present information regarding the net assets available for plan benefits and changes in net assets available for plan benefits of the individual funds, and is not a required part of the basic financial statements. This supplemental information is the responsibility of the Plan's management. Such supplemental information by fund has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

Our audit of the Plan's financial statements as of and for the year ended December 31, 1996 was made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental schedules, listed in the foregoing table of contents, are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's management. The supplemental schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements for the year ended December 31, 1996, and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.





DELOITTE & TOUCHE LLP
Dayton, Ohio
June 2, 1997

ROBERDS, INC.
PROFIT SHARING AND EMPLOYEE RETIREMENT SAVINGS PLAN

STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
DECEMBER 31, 1996
--------------------------------------------------------------------------------


                                                                                SUPPLEMENTAL INFORMATION BY FUND
                                                          --------------------------------------------------------------------------


                                                          INSURANCE                    FIXED       SHORT-              GOVERNMENT
                                                           DEPOSIT      EQUITY        INCOME       TERM      CAPITAL   SECURITIES
                                                           ACCOUNT      ACCOUNT       ACCOUNT     ACCOUNT    ACCOUNT    ACCOUNT

INVESTMENTS - The Union Central Life Insurance
  Company (Notes A, B, D and E):
  Deposit Administration
    Contract, at contract value                          $2,526,501   $            $            $            $            $
  Pooled Separate Accounts, at fair value                              1,612,808      352,510       51,829      471,721          200
  Mutual funds
  Loans to participants
                                                         ----------   ----------   ----------   ----------   ----------   ----------
          Total                                           2,526,501    1,612,808      352,510       51,829      471,721          200


CONTRIBUTIONS RECEIVABLE:
  Participants (Note A)                                      17,073       10,036        3,820          956        7,380           88
  Employer                                                   80,945

CASH VALUE OF LIFE INSURANCE                                101,626
                                                         ----------   ----------   ----------   ----------   ----------   ----------
TOTAL ASSETS                                              2,726,145    1,622,844      356,330       52,785      479,101          288

LIABILITY - Excess contributions                             18,096       22,788        6,666           47       10,187
                                                         ----------   ----------   ----------   ----------   ----------   ----------

NET ASSETS AVAILABLE FOR PLAN BENEFITS                   $2,708,049   $1,600,056   $  349,664   $   52,738   $  468,914   $      288
                                                         ==========   ==========   ==========   ==========   ==========   ==========


See notes to financial statements.                                                                                       (Continued)


ROBERDS, INC.
PROFIT SHARING AND EMPLOYEE RETIREMENT SAVINGS PLAN

STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
DECEMBER 31, 1996
--------------------------------------------------------------------------------


                                                                      SUPPLEMENTAL INFORMATION BY FUND
                                            -------------------------------------------------------------------------------------

                                                                        20TH        20TH
                                             NEUBERGER   NEUBERGER    CENTURY     CENTURY       SCUDDER
                                             & BERMAN   & BERMAN       SELECT      ULTRA    INTERNATIONAL  PARTICIPANT
                                             GUARDIAN    GENESIS      ACCOUNT     ACCOUNT       ACCOUNT      LOANS         TOTAL
INVESTMENTS - The Union Central Life
  Insurance Company (Notes A, B, D and E):
  Deposit Administration Contract, at
    contract value                          $          $            $            $           $           $          $    2,526,501
  Pooled Separate Accounts, at fair value                                                                                2,489,068
  Mutual funds                                303,841    134,522      177,712      607,803       3,120                   1,226,998
  Loans to participants                                                                                     213,815        213,815
                                           ---------- ----------   ----------   ----------  ----------   ----------     ----------
          Total                               303,841    134,522      177,712      607,803       3,120      213,815      6,456,382

CONTRIBUTIONS RECEIVABLE:
  Participants (Note A)                         9,129      5,536        4,095       14,435         578                      73,126
  Employer                                                                                                                  80,945

CASH VALUE OF LIFE INSURANCE                                                                                               101,626
                                           ---------- ----------   ----------   ----------  ----------   ----------     ----------
TOTAL ASSETS                                  312,970    140,058      181,807      622,238       3,698      213,815      6,712,079

LIABILITY - Excess contributions                5,546      2,875        2,114        5,867                                  74,186
                                           ---------- ----------   ----------   ----------  ----------   ----------     ----------


NET ASSETS AVAILABLE FOR PLAN
  BENEFITS                                 $  307,424 $  137,183   $  179,693   $  616,371  $    3,698   $  213,815     $6,637,893
                                           ========== ==========   ==========   ==========  ==========   ==========     ==========


See notes to financial statements.                                                                                       (Concluded)



ROBERDS, INC.
PROFIT SHARING AND EMPLOYEE RETIREMENT SAVINGS PLAN

STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
DECEMBER 31, 1995
-------------------------------------------------------------------------------


                                                                                     SUPPLEMENTAL INFORMATION BY FUND
                                                                    ---------------------------------------------------------------


                                                                    INSURANCE                    FIXED         SHORT-
                                                                    DEPOSIT        EQUITY       INCOME         TERM         CAPITAL
                                                                    ACCOUNT       ACCOUNT       ACCOUNT       ACCOUNT       ACCOUNT

INVESTMENTS - The Union Central Life Insurance Company
  (Notes A, B, D and E):
  Deposit Administration Contract, at contract value              $2,512,048    $             $             $             $
  Pooled Separate Accounts, at fair value                                        1,254,723       313,316        52,382       387,349
  Mutual funds
  Loans to participants
                                                                  ----------    ----------    ----------    ----------    ----------

          Total                                                    2,512,048     1,254,723       313,316        52,382       387,349

CONTRIBUTIONS RECEIVABLE - Participants (Note A)                      22,370        11,055         5,470         1,377         7,718

CASH VALUE OF LIFE INSURANCE                                          92,015
                                                                  ----------    ----------    ----------    ----------    ----------
TOTAL ASSETS                                                       2,626,433     1,265,778       318,786        53,759       395,067

LIABILITY - Excess contributions                                       9,308         1,894         6,082         1,223         2,354
                                                                  ----------    ----------    ----------    ----------    ----------
NET ASSETS AVAILABLE FOR
  PLAN BENEFITS                                                   $2,617,125    $1,263,884    $  312,704    $   52,536    $  392,713
                                                                  ==========    ==========    ==========    ==========    ==========


See notes to financial statements.                                                                                       (Continued)

ROBERDS, INC.
PROFIT SHARING AND EMPLOYEE RETIREMENT SAVINGS PLAN

STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
DECEMBER 31, 1995
--------------------------------------------------------------------------------


                                                                                SUPPLEMENTAL INFORMATION BY FUND
                                                           ------------------------------------------------------------------------

                                                                                       20TH          20TH
                                                           NEUBERGER   NEUBERGER     CENTURY       CENTURY
                                                           & BERMAN    & BERMAN      SELECT         ULTRA    PARTICIPANT
                                                           GUARDIAN    GENESIS       ACCOUNT        ACCOUNT      LOANS       TOTAL
INVESTMENTS - The Union Central Life Insurance Company
  (Notes A, B, D and E):
  Deposit Administration Contract, at contract value     $            $            $            $            $            $2,512,048
  Pooled Separate Accounts, at fair value                                                                                  2,007,770
  Mutual funds                                              155,663       20,889      118,764      420,805                   716,121
  Loans to participants                                                                                         158,666      158,666
                                                         ----------   ----------   ----------   ----------   ----------   ----------
          Total                                             155,663       20,889      118,764      420,805      158,666    5,394,605

CONTRIBUTIONS RECEIVABLE - Participants (Note A)              7,214        1,549        3,753       11,222                   71,728

CASH VALUE OF LIFE INSURANCE                                                                                                 92,015
                                                         ----------   ----------   ----------   ----------   ----------   ----------

TOTAL ASSETS                                                162,877       22,438      122,517      432,027      158,666    5,558,348

LIABILITY - Excess contributions                                                                                             20,861
                                                         ----------   ----------   ----------   ----------   ----------   ----------
NET ASSETS AVAILABLE FOR
  PLAN BENEFITS                                          $  162,877   $   22,438   $  122,517   $  432,027   $  158,666   $5,537,487
                                                         ==========   ==========   ==========   ==========   ==========   ==========


See notes to financial statements.                                                                                       (Concluded)

ROBERDS, INC.
PROFIT SHARING AND EMPLOYEE RETIREMENT SAVINGS PLAN

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
YEAR ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------


                                                                               SUPPLEMENTAL INFORMATION BY FUND
                                                     -----------------------------------------------------------------------------


                                                     INSURANCE                      FIXED          SHORT-               GOVERNMENT
                                                      DEPOSIT        EQUITY        INCOME          TERM        CAPITAL  SECURITIES
                                                      ACCOUNT        ACCOUNT       ACCOUNT        ACCOUNT      ACCOUNT    ACCOUNT
ADDITIONS:
  Investment income:
    Net appreciation in fair value of investments                 $   301,283    $    20,119   $             $    54,398    $     8
    Interest                                           141,747                                       1,949
                                                   -----------    -----------    -----------   -----------   -----------    -------
          Total investment income                      141,747        301,283         20,119         1,949        54,398          8

  Contributions:
    Participants (Note A)                              215,470        153,208         93,426        10,587        82,114        477
     Matching (Employer)                                80,945
                                                   -----------    -----------    -----------   -----------   -----------    -------

          Total additions                              438,162        454,491        113,545        12,536       136,512        485

DEDUCTIONS:
  Benefits paid directly to participants (Note A)      243,399         69,738         23,403        17,261        23,939        164
  Other                                                 38,043         27,662          6,985            93        10,339
                                                   -----------    -----------    -----------   -----------   -----------    -------
          Total deductions                             281,442         97,400         30,388        17,354        34,278        164

TRANSFERS - Interfund                                  (65,796)       (20,919)       (46,197)        5,020       (26,033)       (33)
                                                   -----------    -----------    -----------   -----------   -----------    -------
INCREASE IN NET ASSETS                                  90,924        336,172         36,960           202        76,201        288

NET ASSETS AVAILABLE FOR PLAN BENEFITS -
  Beginning of year                                  2,617,125      1,263,884        312,704        52,536       392,713
                                                   -----------    -----------    -----------   -----------   -----------    -------
NET ASSETS AVAILABLE FOR PLAN BENEFITS -
  End of year                                      $ 2,708,049    $ 1,600,056    $   349,664   $    52,738   $   468,914    $    288
                                                   ===========    ===========    ===========   ===========   ===========    ========


See notes to financial statements.                                                                                       (Continued)

ROBERDS, INC.
PROFIT SHARING AND EMPLOYEE RETIREMENT SAVINGS PLAN

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
YEAR ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------


                                                                         SUPPLEMENTAL INFORMATION BY FUND
                                             --------------------------------------------------------------------------------------

                                                                         20TH       20TH
                                             NEUBERGER    NEUBERGER     CENTURY    CENTURY       SCUDDER
                                             & BERMAN     & BERMAN       SELECT     ULTRA     INTERNATIONAL  PARTICIPANT
                                             GUARDIAN      GENESIS      ACCOUNT    ACCOUNT       ACCOUNT        LOANS          TOTAL
ADDITIONS:
  Investment income:
    Net appreciation in fair value of
      investments                          $   37,765   $   16,777   $   24,794   $   60,048    $      204   $            $  515,396
    Interest                                                                                                     14,080      157,776
                                           ----------   ----------   ----------   ----------    ----------   ----------   ----------

          Total investment income              37,765       16,777       24,794       60,048           204       14,080      673,172

  Contributions:
    Participants (Note A)                     115,608       43,779       49,526      178,833         2,929                   945,956
    Matching (Employer)                                                                                                       80,945
                                           ----------   ----------   ----------   ----------    ----------   ----------   ----------

          Total additions                     153,373       60,556       74,320      238,881         3,133       14,080    1,700,073

DEDUCTIONS:
  Benefits paid directly to participants
    (Note A)                                   32,118        5,173       15,408       37,786           305       30,498      499,192
  Other                                         5,561        2,885        2,526        6,381                                 100,476
                                           ----------   ----------   ----------   ----------    ----------   ----------   ----------

          Total deductions                     37,679        8,058       17,934       44,167           305       30,498      599,668

TRANSFERS - Interfund                          28,853       62,247          790      (10,370)          870       71,567
                                           ----------   ----------   ----------   ----------    ----------   ----------   ----------

INCREASE IN NET ASSETS                        144,547      114,745       57,176      184,344         3,698       55,149    1,100,405

NET ASSETS AVAILABLE FOR PLAN
  BENEFITS - Beginning of year                162,877       22,438      122,517      432,027                    158,666    5,537,487
                                           ----------   ----------   ----------   ----------    ----------   ----------   ----------
NET ASSETS AVAILABLE FOR PLAN
  BENEFITS - End of year                   $  307,424   $  137,183   $  179,693   $  616,371    $    3,698   $  213,815   $6,637,893
                                           ==========   ==========   ==========   ==========    ==========   ==========   ==========


See notes to financial statements.                                                                                      (Concluded)



ROBERDS, INC.
PROFIT SHARING AND EMPLOYEE RETIREMENT SAVINGS PLAN


NOTES TO FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------

A.   PLAN DESCRIPTION

     The following brief description of the Roberds, Inc. Profit Sharing and Employee Retirement Savings Plan (the "Plan") provides only general information. Participants should refer to the Plan agreement for more complete information.

     GENERAL - The Plan is a defined contribution 401(k) profit sharing plan which covers all full-time employees of Roberds, Inc. (the "Company") who are age 21 or older. Each year the Company may make discretionary contributions as deemed by its Board of Directors. The Plan is subject to provisions of the Employment Retirement Income Security Act of 1974 ("ERISA"). The Plan's administrator is Roberds, Inc. and the recordkeeper is Union Central Life Insurance Company (Union Central) (see Note E).

     PARTICIPANTS' ACCOUNTS - Participants may contribute up to 20% of their annual wages, subject to current Internal Revenue Service limitations. In addition, effective January 1, 1996, the Company will match a percentage of the first six percent of each participant's pay that they contribute to the Plan as determined annually by its Board of Directors. This amount will be made in Roberds common stock. Participants' accounts are credited with the participants' contribution and an allocation of (a) the Company's contributions, (b) Plan net earnings, and (c) forfeitures of terminated participants' nonvested accounts. Allocations are based on participant wages, as defined. As of 12/31/97, $43,000 of forfeited amounts had not been allocated.

     VESTING - Participants are 100% vested in their voluntary contributions, plus actual earnings thereon. Participants are 100% vested (cliff vesting) in the remainder of the contributions after five years of participation in the Plan.

     PARTICIPANTS' LOANS - Participants may borrow from their fund accounts a minimum of $500 up to a maximum equal to the lesser of $50,000 or 50% of their account balance. Loan transactions are treated as a transfer to
     (from) the investment fund from (to) the participant loan fund. Loan terms range up to five years. The loans are secured by the balance in the participant's account and bear interest at the prime rate of interest, plus 1%. Principal and interest are paid ratably through monthly payroll deductions.

     PAYMENT OF BENEFITS - Upon termination of service, a participant may elect distribution by payment in a lump sum equal to the value of the participant's account or by payment in monthly, quarterly or annual installments over a reasonable fixed period of time.

     TERMINATION - Although the Company has not expressed an intention to do so, the Plan may be terminated at the option of the Company at any time subject to the provisions of ERISA. If terminated, participants' vested interest will be distributed in accordance with the Plan.

     INVESTMENTS - Participants may invest their deposits in an Insurance Deposit Account, Equity Account, Fixed Income Account, Short-Term Account, Capital Account, Government Securities Account, Neuberger & Berman Guardian Fund, Neuberger & Berman Genesis Fund, 20th Century Select Account, 20th Century Ultra Account, Scudder International Account or a combination thereof as offered by Union Central. Participants may also elect to invest their deposits in common shares of Roberds, Inc. (see Note E).

B.   SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF ACCOUNTING - The Plan's financial statements are maintained on the accrual basis.

     INVESTMENT VALUATION AND INCOME RECOGNITION - Investments in pooled separate accounts are stated at fair values based on amounts quoted by the insurance carrier. The deposit administration contract is stated at contract value, which approximates fair value. Mutual funds are stated at fair value. Participant notes receivable are valued at cost which approximates fair value. Gains and losses on investment transactions are determined by the weighted average method.

     ADMINISTRATIVE EXPENSES are paid by the Company.

     LIFE INSURANCE - Participants may elect to purchase individual life insurance policies with up to 25% of the contributions to their accounts. Premiums paid under these contracts were $6,540 for the year ended December 31, 1996.

C.   INCOME TAX STATUS

     The Plan has received a determination letter from the Internal Revenue Service dated December 15, 1995 indicating that the Plan qualifies under the Internal Revenue Code, Section 401(a), and is therefore not subject to tax under present law. The Plan's administrator has indicated that no changes have been made to the plan that would violate this tax-exempt status. Therefore, no provision for income taxes has been included in the Plan's financial statements.

D.   INVESTMENTS

     Investments at contract or fair value exceeding five percent of the net assets of the Plan at December 31, 1996 and 1995 were:


                                                        1996                 1995
     Union Central Life Insurance Company:
       Insurance Deposit account                  $    2,526,501       $    2,512,048
       Equity account                                  1,612,808            1,254,723
       Fixed income account                              352,510              313,316
       Capital account                                   471,721              387,349
       20th Century Ultra account                        607,803              420,805




E.   SUBSEQUENT EVENT

     Effective April 1, 1997, Merrill Lynch replaced Union Central Life Insurance Company as the Plan's recordkeeper. As a result, the former plan investment options have been eliminated and replaced by the Merrill Lynch Retirement Preservation Trust, Merrill Lynch Global Allocation Fund, Inc., Merrill Lynch Corporate Bond Fund, Inc. - Intermediate Term Portfolio, Merrill Lynch Basic Value Fund, Inc., Merrill Lynch Federal Securities Trust, MFS Emerging Growth Fund, Merrill Lynch Growth Fund, AIM Constellation Fund, and Ivy International Fund. Participants balances by investment option at March 31, 1997 were transferred to the respective Merrill Lynch funds with the most similar characteristics.

                                  * * * * * *

ROBERDS, INC.
PROFIT SHARING AND EMPLOYEE RETIREMENT SAVINGS PLAN

ITEM 27(a) - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
DECEMBER 31, 1996
--------------------------------------------------------------------------------


                                                                  FAIR OR
                                                   HISTORICAL     CONTRACT
                                                      COST         VALUE
UNION CENTRAL LIFE INSURANCE COMPANY:
  Insurance Deposit Accounts                       $2,526,501   $2,526,501
  Equity Account                                      855,128    1,612,808
  Fixed Income Account                                246,788      352,510
  Short-Term Account                                   45,237       51,829
  Capital Account                                     336,044      471,721
  Government Securities Account                           226          200
  Neuberger & Berman Guardian                         235,832      303,841
  Neuberger & Berman Genesis                          115,638      134,522
  20th Century Select Account                         135,884      177,712
  20th Century Ultra Account                          416,452      607,803
  Scudder International Account                         2,916        3,120
  Participant Loans (interest rates ranging from
    8.25% - 10%, with various maturities through
    May 7, 2001)                                      213,815      213,815
                                                   ----------   ----------

TOTAL INVESTMENTS                                  $5,130,461   $6,456,382
                                                   ==========   ==========

ROBERDS, INC.
PROFIT SHARING AND EMPLOYEE RETIREMENT SAVINGS PLAN

ITEM 27(d) - SCHEDULE OF REPORTABLE TRANSACTIONS INVOLVING A
SERIES OF TRANSACTIONS IN EXCESS OF FIVE PERCENT OF PLAN ASSETS
YEAR ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------




                                           Purchases       Sales     Proceeds    Gain/Loss
UNION CENTRAL LIFE INSURANCE
  COMPANY - Insurance Deposit Accounts    $ 389,823     $  375,370  $ 375,370     $


                                     PART IV


ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(3)         EXHIBITS
------         --------

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment Number 2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 to be signed on its behalf by the undersigned, thereunto duly authorized.

ROBERDS, INC., by

/s/ Kenneth W. Fletcher*
------------------------------------------
Kenneth W. Fletcher, its
Chief Executive Officer and President

/s/ Robert M. Wilson
------------------------------------------
Robert M. Wilson, its
Executive Vice President and Chief Financial Officer

/s/ Michael A. Bruns
------------------------------------------
Michael A. Bruns, its
Vice President and Chief Accounting Officer

     /s/ Robert M. Wilson
*By
   ---------------------------------------
Robert M. Wilson,
Attorney in fact

ROBERDS, INC. PROFIT SHARING AND EMPLOYEE RETIREMENT SAVINGS PLAN, by

/s/ Robert M. Wilson
------------------------------------------
Robert M. Wilson, its
Plan Administrator

June 25, 1997

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