Form 10-Q
period 1997-06-30
ROBERDS INC
filed 1997-07-30
CIK 912952

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

Yes    X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On July 29, 1997, 5,984,347 common shares, without par value, were outstanding.

                          ROBERDS, INC. AND SUBSIDIARY

                                      INDEX

                                                                  PAGE
                                                                 NUMBER

PART I.    FINANCIAL INFORMATION:

           ITEM 1.      Financial Statements:

           Condensed Consolidated Balance Sheets -
             June 30, 1997 and December 31, 1996                    3

           Condensed Consolidated Statements of
             Operations - Three and Six Months Ended
             June 30, 1997 and 1996                                 4

           Condensed Consolidated Statements
             of Cash Flows - Six Months Ended
             June 30, 1997 and 1996                                 5

           Notes to Condensed Consolidated
             Financial Statements                                   6

           ITEM 2.      Management's Discussion
                        and Analysis of Financial
                        Condition and Results
                        of Operations                               8

PART II.   OTHER INFORMATION:

           ITEM 1.           Legal Proceedings                     13

           ITEMS 2-3.        Inapplicable                          13

           ITEM 4.           Submission of Matters to a

                             Vote of Security Holders              13

           ITEM 5.           Inapplicable                          13

           ITEM 6.           Exhibits and Reports
                                    on Form 8-K                    13



                          ROBERDS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                      JUNE 30      DECEMBER 31
                                                       1997           1996
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                            $1,148         $2,794
  Receivables:
    Customers                                           1,321          2,364
    Vendors and other                                   1,851          4,028
  Merchandise inventories                              54,297         62,998
  Refundable income taxes                                 738
  Prepaid expenses and other                            2,178          1,857
  Deferred tax assets                                   3,212          2,916
                                                   ----------    -----------
          Total current assets                         64,745         76,957

  Property and equipment, net                         103,137        104,953
  Deferred tax assets                                   6,417          6,350
  Certificates of deposit, restricted                   2,372          2,293
  Other assets                                          1,727          1,655
                                                   ----------    -----------
                                                     $178,398       $192,208
                                                   ==========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                    $13,265        $17,640
  Accrued expenses                                      8,340          9,244
  Customer deposits                                     9,071          8,787
  Litigation                                            2,975          2,943
  Current maturities of long term debt                  4,026          3,391
                                                   ----------    -----------
         Total current liabilities                     37,677         42,005

Long term debt including capital leases                83,004         90,365
Deferred warranty revenue and other                    12,474         13,268

SHAREHOLDERS' EQUITY:
  Common stock                                            596            595
  Additional paid-in capital                           31,927         31,797
  Retained earnings                                    12,720         14,178
                                                   ----------    -----------
       Total shareholders' equity                      45,243         46,570
                                                   ----------    -----------
                                                     $178,398       $192,208
                                                   ==========    ===========

See notes to condensed consolidated financial statements.


                          ROBERDS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)

                                                               THREE MONTHS                        SIX MONTHS
                                                               ENDED JUNE 30                      ENDED JUNE 30
                                                          1997              1996              1997            1996

NET SALES AND SERVICE REVENUES                        $  80,235         $  73,205         $ 163,387         $ 143,869

COST OF SALES                                            53,629            51,123           110,140           100,873
                                                      ---------         ---------         ---------         ---------
     Gross profit                                        26,606            22,082            53,247            42,996

SELLING, DELIVERY AND ADMINISTRATIVE EXPENSES            28,362            23,279            54,788            44,896
INTEREST EXPENSE, NET                                     1,961             1,312             3,834             2,571
FINANCE PARTICIPATION INCOME                               (788)             (614)           (1,380)           (1,354)
OTHER INCOME, NET                                          (906)             (786)           (1,757)           (1,666)
                                                      ---------         ---------         ---------         ---------

LOSS BEFORE INCOME TAX BENEFIT                           (2,023)           (1,109)           (2,238)           (1,451)

INCOME TAX BENEFIT                                         (710)             (390)             (780)             (525)
                                                      ---------         ---------         ---------         ---------

NET (LOSS)                                            ($  1,313)        $    (719)        ($  1,458)        ($    926)
                                                      =========         =========         =========         =========

NET (LOSS)  PER COMMON SHARE                          ($   0.22)        $   (0.12)        ($   0.24)        ($   0.16)
                                                      =========         =========         =========         =========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                5,965             5,927             5,962             5,924
                                                      =========         =========         =========         =========




See notes to condensed consolidated financial statements.





                          ROBERDS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   SIX MONTHS
                                                                                 ENDED JUNE 30
                                                                          1997                    1996

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss)                                                           ($ 1,458)                 ($926)
  Adjustments to reconcile net (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                                       4,535                  3,142
      Loss on sales of fixed assets                                          19                    102
      Changes in assets and liabilities, net                              4,742                   (786)
                                                                       --------               --------
      Net cash  provided by operating activities                          7,838                  1,532

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                   (2,726)               (21,613)
  Proceeds from sales of fixed assets                                        48                    150
  Other                                                                     (83)                   (95)
                                                                       --------               --------
      Net cash used in investing activities                              (2,761)               (21,558)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                            (14,806)                (4,610)
  Proceeds from long-term debt                                            8,080                 26,200
  Net proceeds from issuance of common shares                               131                    137
  Debt issuance costs                                                      (128)                   (45)
                                                                       --------               --------
      Net cash (used in) provided by financing activities                (6,723)                21,682
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (1,646)                 1,656
                                                                       --------               --------

CASH AND CASH EQUIVALENTS - Beginning of period                           2,794                  2,410
                                                                       --------               --------
CASH AND CASH EQUIVALENTS - End of period                              $  1,148               $  4,066
                                                                       ========               ========

CASH PAID FOR:
  Interest, net of capitalized amounts of $38 in 1997
    and $333 in 1996                                                   $  3,985               $  2,513
                                                                       ========               ========
  Income taxes                                                         $    863               $    939
                                                                       ========               ========

      See notes to the condensed consolidated financial statements

                          ROBERDS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS EXCEPT SHARE DATA)

A.  BASIS OF PRESENTATION

The consolidated balance sheet at December 31, 1996 is condensed from the audited financial statements. The accompanying unaudited condensed consolidated balance sheet at June 30, 1997, the condensed consolidated statements of operations for the three and six months ended June 30, 1997 and 1996, and the condensed consolidated statements of cash flows for the six months ended June 30, 1997 and 1996, have been prepared by the Company in accordance with generally accepted accounting principles and in the opinion of management include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of results of operations for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1996 included in Form 10-K. The results of operations for the six months ended June 30, 1997 may not be indicative of the results for the year ending December 31, 1997.

B.  DEBT

                                                      JUNE 30       DECEMBER 31
                                                       1997            1996

Mortgage notes payable                                $47,341         $40,124
Revolving line of credit                               24,000          37,000
Term loan agreement                                     3,500           4,200
Capital lease obligations                              12,189          12,432
                                                   ----------     -----------
                                                       87,030          93,756
Less current maturities                                 4,026           3,391
                                                   ----------     -----------
                                                      $83,004         $90,365
                                                   ==========     ===========

The revolving bank line of credit, which was amended in July 1997, expires in January 2000. The amount available under the line is limited to the lesser of:
(a) $35,000 or (b) an amount based upon a percentage of eligible accounts receivable, inventory and certain previously incurred leasehold improvements. The agreement also provides that an additional amount is available for any expenditures for leasehold improvements and store expansion for which the Company has commitments for permanent financing. At June 30, 1997, $35,000 was available under the line of which $24,000 was outstanding. The interest rate under the line is set monthly at the option of the Company at either the prime rate (8.50% at June 30, 1997) or one of various LIBOR rates plus 1.55% (7.24% at June 30, 1997).

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

Income tax benefit consists of the following:

                                                   SIX MONTHS
                                                  ENDED JUNE 30
                                               1997          1996
Currently (refundable) payable:
  Federal                                      ($495)          $290
  State and local                                  78           120
                                           ----------    ----------
                                                (417)           410
Deferred                                        (363)         (935)
                                           ----------    ----------
                                               ($780)        ($525)
                                           ==========    ==========

The disproportionate income tax benefit for the six months ended June 30, 1997 reflects minimum taxes imposed by certain jurisdictions and the effect of items which are not deductible for income tax purposes.

D.  ACCOUNTING PRONOUNCEMENTS

In March 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.128, "Earnings Per Share." Under this statement, the Company will be required to restate prior-period earnings per share data to comply with SFAS 128, including interim periods, beginning with the year ending December 31, 1997. The effect on previously reported earnings per share data of the Company has not been determined.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which will require new segment information in public companies' annual financial statements. Additionally, selected segment information will be required in interim financial statements. The Statement requires that comparative information for prior years to be restated. SFAS No. 131 is effective for financial statements for periods beginning after December 31, 1997. The effect on the Company's financial statements has not been determined.

                          ROBERDS, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (DOLLAR AMOUNTS IN THOUSANDS)

RESULTS OF OPERATIONS

For the first six months of 1997, sales increased by 13.6 percent over the comparable period in 1996. Operations for the first six months of 1997 resulted in a net loss of $(1,458) as compared to net loss of $(926) for the first six months of 1996.

Sales for the three months ended June 1997 increased to $80,235 from $73,205 for the three months ended June 1996, an increase of 9.6 percent. Sales for the first half of 1997 increased to $163,387 from $143,869 for the first half of 1996, an increase of 13.6 percent. Sales in 1997 were positively affected by the opening of the new Cincinnati megastore in July 1996 and, to a lesser extent, the opening of the Buckhead, Georgia store in November 1996.

Comparable store sales decreased 12.6 percent for the three months ended June 1997 and decreased 11.0 percent for the first six months of 1997. A highly competitive retail environment for big ticket goods continued, and contributed to the decrease in comparable store sales. Additionally, during 1997, the Company focused on improving its gross margin percentage versus the very price-promotional approach taken during 1996. The percentage decreases in sales in the Company's three established market areas (excluding Cincinnati) were as follows:

                                THREE MONTHS                       SIX MONTHS
                               ENDED JUNE 30                      ENDED JUNE 30

                          TOTAL           COMPARABLE        TOTAL            COMPARABLE
                          STORES            STORES          STORES             STORES

Dayton                     (9)%              (9)%            (7)%               (7)%
Atlanta                   (11)              (18)             (9)               (17)
Tampa                      (9)               (9)             (9)                (9)

Sales by major product category as a percentage of total sales follows:

                                               THREE MONTHS                       SIX MONTHS
                                               ENDED JUNE 30                     ENDED JUNE 30

                                           1997            1996             1997             1996
Furniture                                   38%             37%              38%              38%
Bedding                                     13              12               13               12
Major Appliances                            27              28               25               26
Consumer Electronics                        17              18               18               20
Extended Warranty Contracts and Other        5               5                6                4
                                       ------------     -----------      -----------      -----------
                                           100%            100%             100%             100%
                                       ============     ===========      ===========      ===========

In March 1997, the Company entered into an agreement to sell third-party extended warranty contracts. Revenues and the related costs of the contracts entered into after the effective date of the agreement are being recognized at the time the third-party contracts are sold. Revenues and selling costs related to contracts sold prior to the effective date of the agreement will continue to be deferred and recognized over the lives of the contracts, and the expenses related to service costs will be recognized as incurred. Total sales were positively affected by this agreement by approximately 2.3 percent for the three months ended June 30, 1997, and 1.3 percent for the six months then ended.

For the three months ended June 1997, gross profit was $26,606, or 33.2 percent of sales, as compared to $22,082, or 30.2 percent of sales, for the three months ended June 1996. Gross profit for the six months ended June 1997 was $53,247, or
32.6 percent of sales, as compared to $42,996, or 29.9 percent of sales, for the six months ended June 1996. The gross profit margin percentage increased because in 1996 the Company emphasized a heavily price-promotional merchandising strategy combined with extended financing in an attempt to attract additional store traffic and to respond to competitive conditions, particularly in the consumer electronics and appliance categories, and it did not utilize that strategy in the first half of 1997. Additionally, the gross margin percentage was affected favorably by a somewhat larger portion of total sales from the higher-margin furniture category, primarily as the result of a higher percentage of furniture sales in the Cincinnati megastore, and the higher-margin extended warranty category. Selling third-party extended warranty contracts favorably affected gross margins as a percentage of sales by approximately 0.9 percent for the three months ended June 30, 1997, and 0.5 percent for the six months then ended.

Gross margin percentages for the first six months of 1997 by category were approximately 39 percent for furniture, 44 percent for bedding, 22 percent for major appliances and 18 percent for consumer electronics. The gross margin percentages for the first half of 1997, as compared to the first half of 1996, increased for all product categories. The gross margin percentage increase for appliances and consumer electronics reflects a less price-promotional approach during 1997 as compared to 1996. Product prices and margins in appliances and consumer electronics are likely to incur some additional pressure, particularly in the Dayton market, during the second half of 1997 as a national retailer of these products entered the Dayton market area near the end of the second quarter of 1997.

For the three months ended June 1997, selling, delivery, and administrative expenses, which include occupancy costs, were $28,362, or 35.3 percent of sales, as compared to $23,279, or 31.8 percent of sales, for the comparable period in 1996. Selling, delivery, and administrative expenses for the six months ended June 1997 were $54,788, or 33.5 percent of sales, as compared to $44,896, or
31.2 percent of sales, for the comparable period in 1996. The increase as a percentage of sales for the three and six months ended June 1997 is primarily attributed to: (a) increased advertising and promotion expenses in an attempt to generate additional store traffic, (b) production expenses for a new television advertising theme and campaign that were expensed the first time the related advertising was utilized, (c) increased sales commissions as a result of a higher percentage of revenue associated with warranty contracts, (d) the effect of fixed occupancy costs in light of the Company's declining comparable store sales, and (e) increased workers' compensation costs. These increases were offset in part during the six months ended June 1997 by a decrease in finance charges for extended financing programs offered to customers during the first quarter of 1997, and the elimination of pre-opening costs that were incurred in 1996 for the Cincinnati market entry.

Interest expense, net of interest income, increased to $1,961, or 2.5 percent of sales, for the three months ended June 1997 compared to $1,312, or 1.8 percent of sales, for the comparable period in 1996. For the six months ended June 1997 and 1996, net interest expense was $3,834, or 2.3 percent of sales, and $2,571, or 1.8 percent of sales, respectively. Interest expense increased in 1997 primarily as the result of additional indebtedness incurred to finance the Cincinnati megastore, the Buckhead showroom, and the increase in merchandise inventory levels, primarily related to the Cincinnati market entry. Net interest expense for the three months ended June 1996 was partially offset by the capitalization of $227 while no interest was capitalized during the three months ended June 1997. Net interest expense for the first half of 1997 was reduced by $38 of capitalized interest while interest expense in the first half of 1996 was reduced by $333 of capitalized interest.

Finance participation income, which consists of income from participation in the Company's private label credit card program, was $788, or 1.0 percent of sales, for the three months ended June 1997, as compared to $614, or 0.8 percent of sales, for the comparable period in 1996, and was $1,380, or 0.8 percent of sales, for the six months ended June 1997, as compared to $1,354, or 0.9 percent of sales, for the comparable period in 1996. The increase in finance participation for three months ended June 1997 is a result of the Company emphasizing its core finance programs during the first three months of 1997 which yielded an increase in finance participation in the second quarter of 1997. For the six months ended June 1997, finance participation decreased as a percentage of sales as compared to the comparable period in 1996. The decrease in participation is a result of the previously mentioned increase in the use of core financing programs offered to customers during the first quarter, which do not yield income during the initial grace period. The balances on the core finance program result in costs to the Company but do not yield participation to the Company during an initial interest-free period, resulting in a decrease in the Company's participation during the first quarter of 1997.

Other income increased to $906, or 1.1 percent of sales, for the three months ended June 1997 as compared to $786, or 1.1 percent of sales, for the comparable period in 1996. For the six months ended June 1997, other income increased to $1,757, or 1.1 percent of sales, as compared to $1,666, or 1.2 percent of sales, for the comparable period in 1996. The majority of other income consists of cash discounts and rental income from tenants. Cash discounts decreased in total and as a percentage of sales in 1997 as the Company contracted its appliance and consumer electronics inventories to better match the consumer demand for these products. Also included in other income during the three months ended June 1997 was $21 of losses on the disposal of fixed assets as compared to $102 for the comparable period in 1996.

Income tax benefit for the six months ended June 1997 was $780, or approximately 35% of the loss before taxes, as compared to $525, or 36% of the loss before taxes, in 1996. The lower effective tax rate in 1997 reflects minimum taxes imposed by certain jurisdictions and the effect of items which are not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased to $1,148 at June 30, 1997 as compared to $2,794 at December 31, 1996. During the first six months of 1996, the Company generated $7,838 of cash from operating activities. Cash of $3,220 was generated from a reduction of customer and vendor receivables, primarily as a result of fewer outstanding balances from second source financing providers and the collection of year-end vendor incentives. During the first six months of 1997, inventories decreased $8,701 primarily in the appliance and consumer electronics product categories. A portion of the cash generated from operations was utilized to reduce the balance outstanding under the Company's revolving bank line of credit.

During the first six months of 1997, the Company's capital expenditures totaled $2,726. These expenditures related primarily to the expansion of the West Carrollton, Ohio store into space that was formerly used for warehousing. This expansion was completed early in April, 1997, and completes the Company's expansion plans for 1997. As a result, capital expenditures for the balance of 1997 are expected to be significantly less than the Company incurred over the last several years.

In July 1997, the Company amended its revolving bank line of credit agreement which expires in January 2000. The amendment relaxed certain covenants in order for the Company to remain in compliance with those covenants. Additionally, the maximum amount available under the line was reduced since the facility was no longer needed to finance capital expenditures. The amount available under the line is limited to the lesser of: (a) $35,000, or (b) an amount based upon a percentage of eligible accounts receivable, inventory and certain previously incurred leasehold improvements. The agreement also provides that an additional amount is available for any expenditures for leasehold improvements and store expansion for which the Company has commitments for permanent financing. At June 30, 1997, $35,000 was available under the line, of which $24,000 was outstanding.

 The line includes certain restrictive covenants including, among others, limitations on capital expenditures and the payment of dividends, maintenance of minimum current, fixed-charge-coverage, funded-debt-to-earnings, and debt-to-tangible-net-worth ratios. Certain of the covenants contained in the Company's revolving credit agreement become increasingly restrictive through 1997 and into 1998. In order to remain in compliance with those amended covenants, the Company's operations and cash flow will have to improve over the actual results experienced during the first half of 1997.

In April 1997, the Company closed a mortgage loan for $8,080 to finance the expenditures associated with the acquisition and renovation of its showroom in the Buckhead area of Atlanta, Georgia. The loan requires monthly principal payments of $45 with the balance due at the end of the fifth year. The loan bears interest at 9.03%. Proceeds from the loan were used to reduce the outstanding balance on the Company's revolving line of credit.

The Company's lease on its Decatur, Georgia store expires in January 1998. The area surrounding the store, and the shopping center in which it is located, have deteriorated since the store opened in 1989. As a result, the Company has decided to abandon the store after the 1997 holiday selling season. There are no immediate plans to locate another store in that area, though long-term, the Company will explore other locations on the east side of Atlanta.

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

OUTLOOK

The Company intends to focus the majority of its resources over the next several quarters on refining its overall operations in preparation for future expansion. The Company's financial performance is influenced by consumer confidence, interest rates, the general level of housing activity, and the general level of economic activity in the United States. Consumers continue to buy big ticket goods very cautiously. This has led to a very sharp competitive situation, as the major retailers have struggled to maintain volume in a difficult retailing environment. This situation is expected to continue to put pressure on comparable store sales, product prices and margins, and operating results.

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

                            PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS In May 1997, one of the Company's former Market Presidents filed suit in United States District Court, Middle District of Florida, Bernucca v. Roberds, Inc., Case No. 97-1311-CIV-T-24B, alleging, among other things, that the Company violated the Age Discrimination in Employment Act of 1964 and the Florida Civil Rights Act in connection with its termination of the plaintiff. The complaint does not specify the amount of damages sustained by the plaintiff. The Company has answered in the suit, but discovery has not yet commenced. At this time, it is not possible to predict the outcome of the suit or to estimate the Company's liability, if any.

In the ordinary course of its business, the Company is from time to time a party in certain legal proceedings. In the opinion of management, the Company is not a party to any litigation, other than as described above, that would have a material adverse effect on its operations or financial condition if the proceeding was determined adversely to the Company.

ITEM 2.  CHANGES IN SECURITIES     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES     None.
L
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS The annual meeting of the Company's shareholders was held on May 13, 1997. Four of the Company's directors were re-elected to two-year terms ending in 1999 upon a vote as follows:

          NAME              FOR        WITHHELD       ABSTAIN       BROKER NON-
                                                                       VOTE

Kenneth W. Fletcher      5,253,802       None         11,581          699,447
C.E. Gunter              5,244,102       None         21,281          699,447
Dr. James F. Robeson     5,253,802       None         11,581          699,447
Robert M. Wilson         5,253,802       None         11,581          699,447

The following directors' terms of office continue until the annual meeting of the Company's shareholders to be held in 1998: Messrs. Jerry L. Kirby, Howard W. Smith, Gilbert P. Williamson, and Donald C. Wright. Additionally, an amendment to the Roberds, Inc. Employee Stock Purchase Plan was approved upon a vote as follows:

For                                       4,787,349
Against                                      30,685
Abstain                                      21,868
Broker non-vote                           1,124,928

ITEM 5.  OTHER INFORMATION    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K There were no reports filed by the Company on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Roberds, Inc., by
                                    (Registrant)

Date July 29, 1997                    /s/ Robert M. Wilson
    -------------------------        ---------------------
                                    Robert M. Wilson
                                    Executive Vice President
                                    Chief Financial Officer

Date July 29, 1997                    /s/ Michael A. Bruns
    -------------------------        ---------------------
                                    Michael A. Bruns
                                    Vice President
                                    Controller
                                    Chief Accounting Officer