Form 10-Q
period 1997-09-30
ROBERDS INC
filed 1997-10-24
CIK 912952

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

Yes    X      No
     -----       -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On October 24, 1997, 6,006,041 common shares, without par value, were outstanding.

                          ROBERDS, INC. AND SUBSIDIARY

                                      INDEX


                                                                         PAGE
                                                                        NUMBER
                                                                        ------

PART I.     FINANCIAL INFORMATION:


            ITEM 1.            Financial Statements:

            Condensed Consolidated Balance Sheets -
              September 30, 1997 and December 31, 1996                    3

            Condensed Consolidated Statements of
              Operations - Three and Nine Months Ended
              September 30, 1997 and 1996                                 4

            Condensed Consolidated Statements
              of Cash Flows - Nine Months Ended
              September 30, 1997 and 1996                                 5

            Notes to Condensed Consolidated
              Financial Statements                                        6

            ITEM 2.           Management's Discussion
                              and Analysis of Financial
                              Condition and Results
                              of Operations                               8

            ITEM 3.           Quantitative and Qualitative
                              Disclosures About Market Risk              12


PART II.    OTHER INFORMATION:


            ITEM 1.           Legal Proceedings                          13

            ITEMS 2-5.        Inapplicable                               13

            ITEM 6.           Exhibits and Reports
                              on Form 8-K                                13

                          ROBERDS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       SEPTEMBER 30    DECEMBER 31
                                                                            1997           1996
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                                                $3,133         $2,794
  Receivables:
    Customers                                                               1,099          2,364
    Vendors and other                                                       2,677          4,028
  Merchandise inventories                                                  51,372         62,998
  Refundable income taxes                                                     985
  Prepaid expenses and other                                                2,075          1,857
  Deferred tax assets                                                       3,275          2,916
                                                                       ----------    -----------
          Total current assets                                             64,616         76,957

  Property and equipment, net                                             101,300        104,953
  Deferred tax assets                                                       6,065          6,350
  Certificates of deposit, restricted                                       2,534          2,293
  Other assets                                                              1,723          1,655
                                                                       ----------    -----------
                                                                         $176,238       $192,208
                                                                       ==========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                        $13,764        $17,640
  Accrued expenses                                                          8,211          9,244
  Customer deposits                                                         9,597          8,787
  Litigation                                                                3,185          2,943
  Current maturities of long term debt                                      4,076          3,391
                                                                       ----------    -----------
         Total current liabilities                                         38,833         42,005

Long term debt including capital leases                                    80,466         90,365
Deferred warranty revenue and other                                        11,468         13,268

SHAREHOLDERS' EQUITY:
  Common stock                                                                601            595
  Additional paid-in capital                                               32,091         31,797
  Retained earnings                                                        12,779         14,178
                                                                       ----------    -----------
       Total shareholders' equity                                          45,471         46,570
                                                                       ----------    -----------
                                                                         $176,238       $192,208
                                                                       ==========    ===========
See notes to condensed consolidated financial statements.




                                               ROBERDS, INC. AND SUBSIDIARY
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (In thousands except per share data)


                                                                              THREE MONTHS               NINE MONTHS
                                                                          ENDED SEPTEMBER 30         ENDED SEPTEMBER 30
                                                                           1997         1996           1997         1996

NET SALES AND SERVICE REVENUES                                              $83,928      $94,471       $247,315     $238,340

COST OF SALES                                                                56,184       65,372        166,324      166,245
                                                                       ------------  -----------   ------------  -----------
     Gross profit                                                            27,744       29,099         80,991       72,095

SELLING, DELIVERY AND ADMINISTRATIVE EXPENSES                                27,518       27,654         82,306       72,550
INTEREST EXPENSE, NET                                                         1,860        1,447          5,694        4,018
FINANCE PARTICIPATION INCOME                                                   (932)        (532)        (2,312)      (1,886)
OTHER INCOME, NET                                                              (806)        (915)        (2,563)      (2,581)
                                                                       ------------  -----------   ------------  -----------

EARNINGS (LOSS) BEFORE INCOME TAXES (BENEFIT)                                   104        1,445         (2,134)          (6)

INCOME TAXES (BENEFIT)                                                           45          560           (735)          35
                                                                       ------------  -----------   ------------  -----------

NET EARNINGS (LOSS)                                                             $59         $885        ($1,399)        ($41)
                                                                       ============  ===========   ============  ===========

NET EARNINGS (LOSS) PER COMMON SHARE                                          $0.01        $0.15         ($0.23)      ($0.01)
                                                                       ============  ===========   ============  ===========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                    5,985        5,940          5,970        5,929
                                                                       ============  ===========   ============  ===========




See notes to condensed consolidated financial statements.





                                               ROBERDS, INC. AND SUBSIDIARY
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (IN THOUSANDS)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      NINE MONTHS
                                                                                   ENDED SEPTEMBER 30
                                                                                  1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                                      ($1,399)          ($41)
  Adjustments to reconcile net (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                                                 6,802          5,169
      Loss on sales of fixed assets                                                    18            102
      Changes in assets and liabilities, net                                        7,388           (501)
                                                                              -----------    -----------
      Net cash  provided by operating activities                                   12,809          4,729

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                             (3,123)       (27,593)
  Proceeds from sales of fixed assets                                                  50            154
  Other                                                                              (237)          (155)
                                                                              -----------    -----------
      Net cash used in investing activities                                        (3,310)       (27,594)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                                      (17,294)        (2,316)
  Proceeds from long-term debt                                                      8,080         28,700
  Net proceeds from issuance of common shares                                         220            277
  Debt issuance costs                                                                (166)           (66)
                                                                              -----------    -----------
      Net cash (used in) provided by financing activities                          (9,160)        26,595
                                                                              -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                             339          3,730
                                                                              -----------    -----------

CASH AND CASH EQUIVALENTS - Beginning of period                                     2,794          2,410
                                                                              -----------    -----------
CASH AND CASH EQUIVALENTS - End of period                                          $3,133         $6,140
                                                                              ===========    ===========

CASH PAID FOR:
  Interest, net of capitalized amounts of $38 in 1997
    and $540 in 1996                                                               $5,812         $4,105
                                                                              ===========    ===========
  Income taxes                                                                       $867         $1,191
                                                                              ===========    ===========

NON-CASH TRANSACTION:
  Issuance of common shares to the Roberds Inc. Employee
    Profit Sharing and Retirement Savings Plan                                        $80
                                                                              ===========

      See notes to the condensed consolidated financial statements

                          ROBERDS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS EXCEPT SHARE DATA)



A.  BASIS OF PRESENTATION

The consolidated balance sheet at December 31, 1996 is condensed from the audited financial statements. The accompanying unaudited condensed consolidated balance sheet at September 30, 1997, the condensed consolidated statements of operations for the three and nine months ended September 30, 1997 and 1996, and the condensed consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996, have been prepared by the Company in accordance with generally accepted accounting principles and in the opinion of management include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of results of operations for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1996 included in Form 10-K. The results of operations for the nine months ended September 30, 1997 may not be indicative of the results for the year ending December 31, 1997.

B.  DEBT

                                                     SEPTEMBER 30   DECEMBER 31
                                                         1997           1996

Mortgage notes payable                                 $46,829         $40,124
Revolving line of credit                                22,500          37,000
Term loan agreement                                      3,150           4,200
Capital lease obligations                               12,063          12,432
                                                    ----------     -----------
                                                        84,542          93,756
Less current maturities                                  4,076           3,391
                                                    ----------     -----------
                                                       $80,466         $90,365
                                                    ==========     ===========


The revolving bank line of credit, which was amended in July 1997, expires in January 2000. The amount available under the line is limited to the lesser of:
(a) $35,000 or (b) an amount based upon a percentage of eligible accounts receivable, inventory and certain previously incurred leasehold improvements. The agreement also provides that an additional amount is available for any expenditures for leasehold improvements and store expansion for which the Company has commitments for permanent financing. At September 30, 1997, $34,872 was available under the line of which $22,500 was outstanding. The interest rate under the line is set monthly at the option of the Company at either the prime rate (8.50% at September 30, 1997) or one of various LIBOR rates plus 1.55% (7.21% at September 30, 1997).

The line and term loan agreements include certain restrictive covenants including, among others, limitations on capital expenditures and the payment of dividends, maintenance of minimum current, fixed charge coverage, funded debt to earnings, and debt to tangible net worth ratios, which are described more fully in the Liquidity and Capital Resources section of this Report.


C.  INCOME TAXES

Deferred tax assets relate principally to the deferral of extended warranty revenues over the lives of the contracts for financial reporting purposes versus recognizing the revenues in the year of sale for income tax purposes.

Income taxes (benefit) consist of the following:


                                                                NINE MONTHS
                                                             ENDED SEPTEMBER 30
                                                             1997          1996
Currently (refundable) payable:
  Federal                                                  ($734)        $1,406
  State and local                                             73            294
                                                      ----------     ----------
                                                            (661)         1,700
Deferred                                                     (74)        (1,665)
                                                      ----------     ----------
                                                           ($735)           $35
                                                      ==========     ==========

The disproportionate provisions for income taxes for the nine months ended September 30, 1997 and 1996, reflect minimum taxes imposed by certain jurisdictions and the effect of items which are not deductible for income tax purposes.

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

                          ROBERDS, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (DOLLAR AMOUNTS IN THOUSANDS)

RESULTS OF OPERATIONS

Total sales for the three months ended September 1997 were $83,928 compared to $94,471 for the three months ended September 1996, a decline of 11.2 percent. The decline in total sales for the three months ended September 1997, compared to 1996, is partially the result of the comparison of sales in the Cincinnati market to the very successful grand opening of that market in the third quarter of 1996. Total sales for the first nine months of 1997 increased to $247,315 from $238,340 for the first nine months of 1996, an increase of 3.8 percent. Total sales for the first nine months of 1997 were positively affected by the Cincinnati megastore which opened in July 1996 and, to a lesser extent, the opening of the Buckhead, Georgia store in November 1996.

Comparable store sales decreased 12.4 percent for the three months ended September 1997 and decreased 11.5 percent for the first nine months of 1997. The Company believes that a highly competitive retail environment for big ticket goods, combined with an industry wide softness in consumer electronics and high consumer debt, contributed to the decrease in comparable store sales. Additionally, during 1997, the Company focused on improving its gross margin percentage versus the very price-promotional approach taken during 1996. The percentage decreases in sales in the Company's three established market areas (excluding Cincinnati) were as follows:

                                           THREE MONTHS                       NINE MONTHS
                                        ENDED SEPTEMBER 30                ENDED SEPTEMBER 30

                                    TOTAL           COMPARABLE        TOTAL            COMPARABLE
                                    STORES            STORES          STORES             STORES
Dayton                               (6)%              (6)%            (7)%                (7)%
Atlanta                              (1)               (9)             (6)                (14)
Tampa                                (9)               (9)             (9)                 (9)

Total sales for the Cincinnati market decreased 30 percent for the three months ended September 1997, compared to the same period in 1996. The Cincinnati market became a comparable store in August 1997. Comparable store sales for the Cincinnati market for the months of August and September 1997 decreased by 34 percent.

Sales by major product category as a percentage of total sales follows:

                                                    THREE MONTHS                      NINE MONTHS
                                                 ENDED SEPTEMBER 30                ENDED SEPTEMBER 30
                                                1997            1996             1997             1996
Furniture                                        36%             39%              37%              38%
Bedding                                          13              13               13               12
Major Appliances                                 28              25               26               26
Consumer Electronics                             17              20               18               20
Extended Warranty Contracts and Other             6               3                6                4
                                            ------------     -----------      -----------      -----------
                                                100%            100%             100%             100%
                                            ============     ===========      ===========      ===========


Sales of furniture product as a percentage of total sales declined for the three and nine months ended September 30, 1997. This decline is the result of the decline in total sales in the Cincinnati market, as compared to its very successful grand opening in the third quarter of 1996, when the Cincinnati market generated a disproportionately high percentage of the Company's furniture sales. Sales of consumer electronics products have declined as a percentage of total Company sales due to rapidly declining retail prices in that product category, continued industry softness, a highly competitive retailing environment, continuing technological advances, and the lack of new products, at higher prices, to offset the effect of mature products with declining prices. The Company expects those retail price declines in the electronics category to continue for the foreseeable future.

In March 1997, the Company entered into an agreement to sell third-party extended warranty contracts. Revenues and the related costs of the contracts entered into after the effective date of the agreement are being recognized at the time the third-party contracts are sold. Revenues and selling costs related to contracts sold prior to the effective date of the agreement will be recognized over the remaining lives of the contracts, and the expenses related to service costs will be recognized as incurred. Total sales were positively affected by this agreement by approximately 2.2 percent for the three months ended September 30, 1997, and 1.7 percent for the nine months then ended. As a result of the change in the extended warranty arrangement, extended warranty contract revenue increased as a percentage of total sales for the three and nine months ended September 30, 1997. The Company expects this trend to continue into 1998.

For the three months ended September 1997, gross profit was $27,744, or 33.1 percent of sales, as compared to $29,099, or 30.8 percent of sales, for the three months ended September 1996. Gross profit for the nine months ended September 1997 was $80,991, or 32.8 percent of sales, as compared to $72,095, or
30.3 percent of sales, for the nine months ended September 1996. Sales of third-party extended warranty contracts favorably affected gross margins as a percentage of sales by approximately 1.0 percent for the three months ended September 30, 1997, and 0.7 percent for the nine months then ended.

Gross margin percentages for the first nine months of 1997 by category were approximately 39 percent for furniture, 45 percent for bedding, 22 percent for major appliances and 18 percent for consumer electronics. The gross margin percentages for the three and nine months ended September 1997, as compared to 1996, increased for all product categories. The increase in the furniture gross margin percentage reflects less aggressive pricing in this category in all market areas, but particularly in the Cincinnati market where the furniture category was heavily discounted during the grand opening of that market during the third quarter of 1996. The gross margin percentage increase for appliances and consumer electronics reflects a reduction in the use of the price-promotional approach during 1997 as compared to 1996. Product prices and margins in appliances and consumer electronics are likely to be under additional pressure during the remainder of 1997, particularly in the Dayton market due to the entry of a national retailer of these products near the end of the second quarter of 1997.

For the three months ended September 1997, selling, delivery, and administrative expenses, which include occupancy costs, were $27,518, or 32.8 percent of sales, as compared to $27,654, or 29.3 percent of sales, for the comparable period in 1996. Selling, delivery, and administrative expenses for the nine months ended September 1997 were $82,306, or 33.3 percent of sales, as compared to $72,550, or 30.4 percent of sales, for the comparable period in 1996. The increase as a percentage of sales for the three and nine months ended September 1997 is primarily attributed to: (a) increased sales commissions as a result of a higher percentage of revenue associated with warranty contracts and increased product gross margins; (b) increased net advertising expenses, including a reduction in vendor advertising support; (C) the effect of fixed occupancy costs in light of the Company's declining comparable store sales; and (d) increased workers' compensation costs. These increases were offset in part during the three and nine months ended September 1997 by a decrease in finance charges for extended financing programs offered to customers, and costs that were incurred in 1996 in conjunction with the grand opening of the Cincinnati market.

Interest expense, net of interest income, increased to $1,860, or 2.2 percent of sales, for the three months ended September 1997 compared to $1,447, or 1.5 percent of sales, for the comparable period in 1996. For the nine months ended September 1997, net interest expense was $5,694, or 2.3 percent of sales, compared to $4,018, or 1.7 percent of sales, in the first three quarters of 1996. Interest expense increased in 1997 primarily as the result of additional indebtedness incurred to finance the Cincinnati megastore, the Buckhead showroom, and increased merchandise inventory levels during the first half of 1997. No interest was capitalized during the three months ended September 1997, while net interest expense for the three months ended September 1996 was partially offset by the capitalization of $207. Net interest expense for the first nine months of 1997 was reduced by $38 of capitalized interest, while interest expense in the first nine months of 1996 was reduced by $540 of capitalized interest.

Finance participation income, which consists of income from participation in the Company's private label credit card program, was $932, or 1.1 percent of sales, for the three months ended September 1997, as compared to $532, or 0.6 percent of sales, for the comparable period in 1996, and was $2,312, or 0.9 percent of sales, for the nine months ended September 1997, as compared to $1,886, or 0.8 percent of sales, for the comparable period in 1996. Finance participation for three months ended September 1997 increased over the comparable period in 1996 as the result of finance participation being unfavorably impacted in 1996 by the initial influx of non-interest-bearing accounts into the private-label credit card program as part of the Cincinnati market entry. Additionally, finance participation increased for the three and nine month periods ended September 1997 as a result of the Company emphasizing its core and shorter period finance programs during 1997, as compared to 1996 when it relied heavily on twelve-months same-as-cash programs.

Other income decreased to $806, or 1.0 percent of sales, for the three months ended September 1997 as compared to $915, or 1.0 percent of sales, for the comparable period in 1996. For the nine months ended September 1997, other income decreased to $2,563, or 1.0 percent of sales, as compared to $2,581, or
1.1 percent of sales, for the comparable period in 1996. The majority of other income consists of cash discounts and rental income from tenants. Cash discounts decreased in total and as a percentage of sales in 1997 as the Company reduced its appliance and consumer electronics inventories to better match the consumer demand for these products. Also included in other income during the nine months ended September 1997 was $18 of losses on the disposal of fixed assets as compared to $102 for the comparable period in 1996.

Income tax benefit for the nine months ended September 1997 was $735, or approximately 34% of the loss before taxes, as compared to a provision for income taxes of $35 in 1996. The disproportionate provisions for income taxes for both 1997 and 1996 reflect minimum taxes imposed by certain jurisdictions and the effect of items which are not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased to $3,133 at September 30, 1997, compared to $2,794 at December 31, 1996. During the first nine months of 1997, the Company generated $12,809 of cash from operating activities. Cash of $2,616 was generated from a reduction of customer and vendor receivables, primarily as a result of fewer outstanding balances from second-source financing providers and the collection of year-end vendor incentives. During the first nine months of 1997, inventories decreased $11,626, primarily in the appliance and consumer electronics product categories to better march consumer demand for these products. A portion of the cash generated from operations was utilized to reduce the balance outstanding under the Company's revolving bank line of credit.

During the first nine months of 1997, the Company's capital expenditures totaled $3,123. These expenditures related primarily to the expansion of the West Carrollton, Ohio store into space that was formerly used for warehousing. This completed the Company's major expansion plans for 1997. As a result, capital expenditures for the balance of 1997 are expected to be minimal. The Company has no significant expansion or capital expenditure plans for 1998 other than normal replacement, repair, and upgrade projects and existing store refurbishment.

In July 1997, the Company amended its revolving bank line of credit agreement which expires in January 2000. The amendment relaxed certain covenants in order for the Company to remain in compliance with those covenants. Additionally, the maximum amount available under the line was reduced since the facility was no longer needed to finance capital expenditures. The amount available under the line is limited to the lesser of: (a) $35,000, or (b) an amount based upon a percentage of eligible accounts receivable, inventory and certain previously incurred leasehold improvements. The agreement also provides that an additional amount is available for any expenditures for leasehold improvements and store expansion for which the Company has commitments for permanent financing. At September 30, 1997, $34,872 was available under the line, of which $22,500 was outstanding.

 The line includes certain restrictive covenants including, among others, limitations on capital expenditures and the payment of dividends, maintenance of minimum current, fixed-charge-coverage, funded-debt-to-earnings, and debt-to-tangible-net-worth ratios. Certain of the covenants contained in the Company's revolving credit agreement become increasingly restrictive through 1997 and 1998. In order to remain in compliance with those amended covenants, the Company's operations and cash flow will have to improve through 1998 over the actual results experienced during the first nine months of 1997.

In April 1997, the Company closed a $8,080 mortgage loan to finance the expenditures associated with the acquisition and renovation of its showroom in the Buckhead area of Atlanta, Georgia. The loan requires monthly principal payments of $45 with the balance due at the end of the fifth year. The loan bears interest at 9.03%. Proceeds from the loan were used to reduce the outstanding balance on the Company's revolving line of credit.

In November 1998, the Company's mortgage on its Vandalia, Ohio store will mature with a balance due of $3,024. The Company is seeking long-term mortgage refinancing for the facility.

The Company's lease on its Decatur, Georgia store expires in January 1998. The area surrounding the store, and the shopping center in which it is located, have deteriorated since the store opened in 1989. As a result, the Company will abandon the store after the 1997 holiday selling season. There are no immediate plans to locate another store in that area, though long-term, the Company will explore other locations on the east side of Atlanta.

The Company has announced plans to enter the Columbus, Ohio market with a facility similar in size and design to the Cincinnati store. The Columbus market would enable the further utilization of the Fairborn, Ohio warehouse facility. Management does not believe that the Company should take on the additional debt obligations necessary to enter the Columbus market without additional equity. As a result, the Company does not plan to move forward with the Columbus entry until it has identified a source for that additional equity.

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

OUTLOOK

The Company intends to focus the majority of its resources over the next several quarters on refining its overall operations. The Company's financial performance is influenced by consumer confidence, interest rates, consumer debt, the general level of housing activity, and the general level of economic activity in the United States. Consumer demand has continued to be sluggish, and retailers have stepped up their use of price, same-as-cash, and other promotions, in an effort to find sales volume. In response, the Company has reduced operating expenses in an effort to reduce its break-even point. This competitive situation is expected to continue to put pressure on comparable store sales, product prices and margins, and operating results.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
            Not applicable.

                            PART II-OTHER INFORMATION




ITEM 1. LEGAL PROCEEDINGS In May 1997, one of the Company's former Market Presidents filed suit in United States District Court, Middle District of Florida, Bernucca v. Roberds, Inc., Case No. 97-1311-CIV-T-24B, alleging, among other things, that the Company violated the Age Discrimination in Employment Act of 1964 and the Florida Civil Rights Act in connection with its termination of plaintiff. The Company and plaintiff have informally agreed that the complaint can be amended to include plaintiff's additional allegation that the Company breached an alleged contractual obligation to pay a bonus to plaintiff for his final year of employment. The complaint does not specify the amount of damages sustained by plaintiff. The Company has answered in the suit, and is in the early stages of discovery. At this time, it is not possible to predict the outcome of the suit or to estimate the Company's liability, if any.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  None.

ITEM 5.  OTHER INFORMATION    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    See exhibit index.

         (b) There were no reports filed by the Company on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Roberds, Inc., by
                                        (Registrant)


Date October 24, 1997                   /s/ Robert M. Wilson
    ----------------------------        ---------------------
                                        Robert M. Wilson
                                        Executive Vice President
                                        Chief Financial Officer


Date October 24, 1997                    /s/ Michael A. Bruns
    ----------------------------        ---------------------
                                        Michael A. Bruns
                                        Vice President
                                        Controller
                                        Chief Accounting Officer

                                  EXHIBIT INDEX





Exhibit Number                    Description
--------------                    -----------

10.                               Amendment to credit agreement

27.1                              Financial data schedule