Form 10-K
period 1997-12-31
ROBERDS INC
filed 1998-02-20
CIK 912952

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

          [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements
for the past 90 days Yes  X   No
                        -----    ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

At the close of trading on January 31, 1998, 6,043,615 common shares, without par value, were outstanding. Of these, 1,537,517 common shares, having an aggregate market value (based upon the average of the high and low trading prices on that date) of approximately $4,324,267 were held by non-affiliates of the Registrant. Common shares held by each executive officer and director, and by each person who owned five percent or more of the outstanding common shares, were excluded, in that such persons may be deemed to be affiliates. However, such calculation does not constitute an admission or determination that any such officer or director or holder of more than five percent of the outstanding common shares is in fact an affiliate of the Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 1998 annual meeting of shareholders are incorporated into Part III herein by reference.

                                     PART I

ITEM 1.     BUSINESS

GENERAL
-------

Roberds, Inc.(1) is a leading retailer of a broad range of home furnishing products, including furniture, bedding, major appliances, and major consumer electronics, in the greater Dayton, Ohio, Atlanta, Georgia, Tampa, Florida, and Cincinnati, Ohio markets. At December 31, 1997, the Company operated 24 large-format stores, with six stores in the Dayton market, nine in the Atlanta market, eight in the Tampa market, and one megastore in the Cincinnati, Ohio market. The Company's product mix includes high quality, name-brand furniture, bedding, major appliances, and consumer electronics products, at prices guaranteed to be lower than those of its competitors.

In 1993, the Company completed an initial public offering of 2.7 million of its common shares, without par value. The Company's common shares trade on the Nasdaq National Market tier of The Nasdaq Stock Market, under the symbol "RBDS."

The Company was incorporated in 1971 under the laws of the State of Ohio. Its executive offices are located at 1100 East Central Avenue, Dayton, Ohio 45449-1888, and its telephone number is (937) 859-5127.

FORWARD-LOOKING STATEMENTS
--------------------------

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

OPERATING STRATEGY
------------------

The Company's objective is to be the leading retailer of furniture, bedding, major appliances, and consumer electronics products in each of its markets. Key elements of the Company's operating strategy include the following:

DISTINCTIVE PRODUCT MIX. The Company's product mix is a key element of its operating strategy. Roberds' product mix is distinctive within the retailing industry, and management believes it provides Roberds with several competitive advantages over retailers offering only one or two of the Company's product categories. The Company's major appliance and consumer electronics product lines generate significant store traffic, sales volume, and gross profit dollars, enabling Roberds to price its furniture products more aggressively than competing furniture retailers. The Company's higher-margin furniture and bedding products enable it to offer its appliance and consumer electronics products at prices generally below other retailers of those products. The Company believes that its mix of products provides a strategic advantage over certain of its competitors.

Management believes that the Company's product mix generates significant operating efficiencies. Such efficiencies result from the higher level of sales per store generated by the Company's diverse product mix, providing Roberds with significant leverage of its fixed costs, including distribution, warehousing, store facilities, advertising, and general and

--------------
     1 Roberds, Inc. is also referred to herein as "the Company," "Registrant," and "Roberds."

administrative expenses. The Company's product mix enables Roberds to offer complementary products in a single package in a way in which many of its competitors cannot, and offers cross-selling opportunities that do not exist for many of the Company's competitors.

GUARANTEED LOWEST PRICES. The Company's pricing strategy is to offer its merchandise at prices guaranteed to be lower than those of its competitors throughout the year. Roberds shops its competition regularly and believes that it sets its prices below those of its competitors. To reinforce its reputation for value, it is the Company's advertised policy to offer the lowest competing price in the market. The policy is backed up by the Company's DOUBLE THE DIFFERENCE(R) price guarantee, which is prominently featured in its advertising.

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

BROAD SELECTION OF NAME-BRAND MERCHANDISE. The Company sells only name-brand products generally recognized by consumers, including many higher quality brands. The Company's stores, which average approximately 60,000 square feet in size (excluding the Cincinnati megastore), are larger than the stores of many of its competitors. This enables the Company to attractively display a wide variety of products that appeal to a broad range of consumer tastes, incomes, and age groups. As a result, Roberds can offer its customers "one-stop" shopping for almost every home furnishing product, thereby facilitating the purchasing process and reducing the need for comparison shopping. In 1996, the Company opened Roberds Grand(R) in Cincinnati, Ohio. Roberds Grand features a single 250,000 square foot showroom, with an even larger selection than is offered in the Company's other stores.

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

CORPORATE COMMITMENT TO CUSTOMER SERVICE. The Company operates under the philosophy that it will do "whatever it takes" to satisfy the customer. The Company gives managers and sales associates full authority to respond to customer issues. Unlike many of its competitors, Roberds employs commissioned, trained, professional, sales associates, who are knowledgeable about the products they sell, and almost all of whom are employed full time by the Company. On in-stock merchandise, the Company offers delivery within two days, for a reasonable charge, seven days per week. Roberds guarantees next-day delivery service on selected merchandise. Roberds offers delivery on all merchandise sold, and has a competitive policy on replacements and returns. Roberds also removes the customer's old merchandise free of charge. In addition, Roberds offers service contracts that provide additional warranty coverage beyond that which is provided by the manufacturer.

EXPANSION STRATEGY
------------------

As part of the initial public offering of its common shares in 1993, the Company embarked on a plan to add stores in its existing market areas, particularly in Atlanta and Tampa; to remodel two of its highest volume stores; to relocate its flagship store in the Tampa market; and to develop a fourth market area. The Company developed this strategy in order to attempt to gain market share in the large and growing Atlanta and Tampa markets, which the Company believed offered significant expansion opportunities. Since the initial public offering, the Company has increased its store count in Dayton from five to six, in Atlanta from five to ten, in Tampa from five to eight, and in total from 15 to 24 in its three original market areas. The store renovation and relocation projects launched in 1993 have been completed. As discussed elsewhere in this Report, on December 31, 1997, the Company closed its Decatur, Georgia store, reducing its store count to nine in the Atlanta market and its count in the three original markets to 23.

ENTRY INTO NEW MARKETS. In July 1996, the Company entered the Cincinnati, Ohio market with a single 250,000 square foot megastore known as Roberds Grand. With the development of the Roberds Grand(R) format, the Company has two formats with which it can enter new markets--multiple 60,000 square foot stores within a market or a single 250,000 square foot megastore. It is the Company's plan to utilize the single 250,000 square foot model in all new markets; however, it can utilize the multiple-store model where the Company believes it is appropriate. The determination of whether to utilize a single store or multiple stores in new markets depends on a variety of factors, including but not limited to retail shopping patterns, traffic patterns, accessibility, and the availability of sites.

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

STORE RENOVATIONS. In April, 1997, the Company expanded its West Carrollton, Ohio store into former warehouse space that was abandoned following the opening of the new warehouse in Fairborn, Ohio. The expansion enables the Company to sell some of the products it displays and inventories for the Cincinnati market, in Dayton. As part of the expansion, there was minor renovation of the existing West Carrollton store. The expanded store has 140,000 square feet of showroom space.

During the third quarter of 1997, the Company completed an upgrade and facelift to the front of the Clearwater, Florida store.

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

MERCHANDISING AND PRODUCT LINES
-------------------------------

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

FURNITURE PRODUCTS. Roberds carries a broad selection of name-brand furniture products. In addition, the Company offers a broad range of special-order products. Unlike many other retailers, Roberds uses the same pricing formula for special-order merchandise as it does for in-stock merchandise. As a result, Roberds enjoys a significant special-order business. Furniture sold by the Company includes traditional, American country, eighteenth century, and contemporary styles, and includes living room, dining room, and bedroom furniture, tables, lamps, dinettes, reclining furniture, sleep sofas, desks, and chairs. The Company offers extensive selections of both upholstered and leather furniture, as well as casegoods. Roberds also sells furniture accessory items including pictures, mirrors, vases, mantle pieces, wall hangings, figurines, and related goods. Furniture brands carried by Roberds represent the middle to upper-middle range of price, and include Action by Lane, Broyhill, Chromcraft, Flexsteel, Kincaid, Natuzzi, and Pennsylvania House, among others. In the Roberds Grand format, the Company offers an even broader and deeper selection of furniture products, including many higher-end products such as Lexington, and the Timberlake, Arnold Palmer, and Alexander Julian collections.

BEDDING PRODUCTS. The Company offers products from Sealy, Serta, and Simmons, the three largest manufacturers of bedding sold in the United States, as well as Stearns & Foster. Bedding products include wooden and brass bed frames, mattresses, box springs, water beds, and futons. The brand names sold by the Company cover the full range of bedding quality, except that the Company does not compete at the very lowest end of the bedding quality range or in the private-label segment.

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

CONSUMER ELECTRONICS PRODUCTS. Consumer electronics products sold by the Company include portable, console, and big screen televisions; VCRs; camcorders; stereo systems and audio components; and satellite systems. The Company focuses its efforts on large, big-ticket electronics products, rather than the small-ticket items carried by many mass merchants. The Company offers personal computers and related home-office products in its Dayton and Cincinnati markets. The Company offers products from most of the major consumer electronics manufacturers, ranging in price from lower-middle to high. Consumer electronics brands carried by the Company include Bose, Compaq, Hitachi, IBM, JVC, Mitsubishi, Pioneer, RCA, Sony, Toshiba, and Zenith, among others.

Roberds has dedicated "home theater" departments in its stores. This merchandising concept blends stereo televisions with supplemental audio equipment, to give the consumer a movie viewing experience comparable to that enjoyed in theaters. Because of its ability to offer these products together with complementary furniture products, particularly recliners and other "motion" furniture, Roberds believes that it is well positioned to capitalize on the home theater merchandising concept. The Company expects to add high-definition television ("HDTV") to its product line in 1998, as that product becomes available and as the first HDTV broadcasts, and related movie software, are available to consumers.

OTHER. Selected floor-covering products are offered in the Dayton and Cincinnati stores. The Company does not sell draperies, wallpaper, or tabletop merchandise.

ADVERTISING AND PROMOTION
-------------------------

Roberds uses a mixed media approach in its advertising programs, employing a combination of newspaper, broadcast, and direct mail advertisements. Roberds is reimbursed by its suppliers for a significant portion of the costs associated with advertising their products.

Newspaper advertisements typically account for the majority of gross advertising expenditures, with broadcast, direct mail, and other forms of advertising constituting the balance. The Company uses a combination of newspaper "run of press" advertising, contained in the body of the newspaper, and "preprint" advertising, which is "stuffed" into the newspaper. The Company advertises continuously during the year, but most heavily during peak retailing seasons such as Thanksgiving and Christmas and for other special promotional programs. Roberds utilizes broadcast advertising primarily Wednesday through Sunday, in newspapers primarily Friday through Sunday, and runs direct mail programs periodically. Roberds runs a variety of promotional programs that range in duration from one to fourteen days. A sales promotion is in progress virtually every day of the year.

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

CUSTOMER PROFILE
----------------

Roberds targets consumers who are 25 to 54 years of age, have annual household incomes greater than $30,000, are married, and have owned their own homes for less than five years. The Company believes such customers are typically interested in purchasing high-quality merchandise at prices that provide good value. Management also believes that Roberds has a high proportion of repeat shoppers.

CUSTOMER SERVICE AND CONVENIENCE
--------------------------------

The Company stresses superior customer service and encourages every employee to do "whatever it takes" to satisfy a customer. Store managers and assistant managers have broad discretion to meet customers' needs. Roberds' stores are open 362 days each year. The stores are open from 10:00 a.m. to 9:00 p.m., Monday through Saturday, and 11:00 a.m. to 7:00 p.m., Sundays, providing ample opportunity for customers, including two-income families, to shop. Store hours are extended during peak selling seasons. Roberds employs commissioned, trained, professional sales associates who are knowledgeable about the products they sell, and almost all of whom are employed full time by the Company.

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

For furniture, major appliances, and consumer electronics products, Roberds offers service contracts that provide additional warranty coverage beyond that which is provided by the manufacturer. The terms of the extended warranty contracts range from nine months to ten years. Roberds provides service for everything it sells. Roberds performs its own furniture and bedding repair service in all four markets. Appliance and electronics repair services are provided with a combination of in-house staff and outside providers with whom Roberds has working relationships.

HOME DELIVERY SYSTEM
--------------------

Roberds believes that its system for delivery of merchandise to its customers is convenient for the customer and a strategic advantage. At the time of purchase, customers can elect to take in-stock merchandise with them or schedule it for delivery. Over 80 percent of the merchandise sold is delivered. If the customer wants to arrange a delivery, it is scheduled at the time of sale, on the sales floor, when the customer specifies a date for delivery. Full delivery service is available 362 days during the year, including Sundays, to provide maximum convenience for the customer. Typically, the customer can schedule deliveries of in-stock merchandise within two days after the sale; however, the Company guarantees next-day delivery on in-stock refrigeration equipment, big-screen televisions, and bedding products.

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

PURCHASING AND VENDOR RELATIONS
-------------------------------

Roberds' buying operations are organized along its four major merchandise lines. The merchandise lines are managed by senior corporate buyers, who are assisted by merchandise managers in the local markets. The buyers review inventory and sales reports on a daily basis and place orders based on analysis of past sales and existing inventory levels in the geographic market areas. The buyers also adjust product pricing and advertising to meet competitive needs in their respective market areas.

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

Vendors provide the Company with substantial incentives in the form of cash discounts, volume rebates, and cooperative advertising funds. The aggregate amount of these incentives was approximately $16.7 million in 1997, $18.5 million in 1996, and $15.3 million in 1995. The decline in 1997, as compared to 1996, was principally due to a decrease in vendor incentives and cash discounts as the Company reduced its volume of purchases to better match consumer demand for its products. The increase in such incentives in 1996 over 1995 was primarily due to increased purchases of products in order to support higher levels of sales and the entry into the Cincinnati market and, to a lesser extent, increased purchases from manufacturers providing incentives. There can be no assurance that such vendor incentives will continue at such levels. A reduction in, discontinuance of, or delay in receiving these vendor incentives could have a material adverse effect on the Company.

Access to certain vendors and brand names is important to the Company's continued success. The loss of a significant or well-known vendor, such as General Electric or Broyhill, could have a material adverse effect on the Company.

DISTRIBUTION
------------

In 1996, the Company consolidated its two Dayton warehouses into a new 480,000 square foot facility, which it constructed in the Dayton suburb of Fairborn, Ohio. The Fairborn facility services the Dayton and Cincinnati markets, and will also service the Company's intended entry into the Columbus, Ohio market. The Atlanta and Tampa markets each operate from single warehouse facilities.

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

MANAGEMENT INFORMATION SYSTEMS
------------------------------

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

CUSTOMER CREDIT PROGRAMS
------------------------

The Company offers qualified customers a private-label charge card administered by Banc One Private Label Credit Services ("Banc One"). According to Banc One, at December 31, 1997, the Company had over 330,000 private-label charge card accounts that generated sales of approximately $138 million in 1997. Such sales represent approximately 40 percent of the Company's net sales and service revenues for 1997. The credit approval and servicing process is administered by Banc One, which issues customer account cards embossed with the Roberds logo. Roberds receives income from such accounts, based on the difference between: (i) the interest rate charged to the customer, and (ii) Banc One's cost of funds plus an administrative charge. As part of its arrangement with Banc One, Roberds funds a reserve account designed to cover a portion of the bad debt losses incurred by Banc One. All credit losses in excess of the reserve account are the responsibility of Banc One. As a result of this arrangement, Roberds holds no significant consumer receivables and bears no credit risk beyond the fixed amount contributed to Banc One's bad debt reserve. Because a significant portion of the Company's sales are financed by consumers, the lack of availability of consumer credit programs, or a significant increase in the cost of such programs, could have a material adverse effect on the Company.

The Company also arranges financing through several other sources for customers not qualifying for credit under the Banc One program. Under some of these programs, the Company pays a fee to the providers for the use of the program; under others, it earns a participation fee. However, under all of these other programs, there is no recourse to Roberds for bad debts.

The Company utilizes several sources for extended financing programs; however, the majority of such financing is provided by Banc One. The Company generally pays a fee to the financing source for these programs. To the extent the Company utilizes Banc One for programs other than its standard 90-days, same-as-cash program, the Company pays a fee to Banc One for such programs. All extended financing programs are without recourse to the Company.

Roberd Insurance Agency, Inc., a wholly owned subsidiary of the Company, is qualified as an insurance agency under Ohio law. It earns a commission on credit insurance sold by the Company to its customers.

COMPETITION
-----------

The retail sale of furniture, bedding, major appliances, and consumer electronics products in the United States is highly competitive and, for furniture and bedding products, is highly fragmented. There are large numbers of local, regional, and national chains of department stores, specialty retailers, and mass and catalog merchandisers, as well as mail-order merchandisers, competing in each of the Company's product categories and within its geographic markets. Many of these competitors are publicly held and have financial and other resources substantially greater than those of the Company. Further, many of the Company's competitors, particularly in the appliance and electronics product categories, have suffered severe financial problems. From time to time, this has caused the Company to have to compete against retailers that are liquidating merchandise or operating under the protection of the bankruptcy laws. In the major appliance and consumer electronics categories, there has been significant expansion into the Company's markets by publicly held national "superstore" chains, which has greatly increased the competitive environment in those product categories. In general, these competitive conditions have led to heavy advertising, severe price competition, and extensive use of "same-as-cash" programs. The Company expects such competition to continue. As a result of these highly competitive conditions, during 1996, the Company withdrew from the personal computer and home-office categories in its Atlanta and Tampa markets.

One national retailer of appliance and electronics products entered the Dayton market in 1997, and another entered the Tampa market in 1997. One national furniture retailer has announced plans to enter the Dayton market in 1998. Several national retailers present in the Company's markets have continued to expand within those markets. Several national department store chains are experimenting with freestanding furniture, appliance, and electronics formats, and some of those retailers have entered the Company's markets. These competitors may generate additional competition in the furniture segment.

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

SEASONALITY
-----------

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

CYCLICALITY
-----------

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

BACKLOG
-------

The Company's backlog of sales (sales orders written but not yet delivered) was approximately $9.5 million at December 31, 1997 as compared to $8.3 million at December 31, 1996.

EMPLOYEES
---------

At January 31, 1998, the Company had approximately 2,100 employees, substantially all of whom were full time, including approximately 720 in sales and sales management, 570 in office and administrative capacities, and 810 in warehouse, service, and delivery functions. The Company has never experienced a work stoppage due to labor difficulties and is not a party to any collective bargaining arrangements. The Company considers its relations with its employees to be good.

MERGERS; SUBSIDIARIES
---------------------

As part of the Company's initial public offering in 1993, two of the Company's Initial Shareholders(2) contributed all of their shares in Roberd Insurance Agency, Inc. and Roberds Service Company to the Company. In 1994, Roberds Service Company was merged into Roberds, Inc. Roberd Insurance Agency, Inc. is a licensed insurance agency under Ohio law and earns a commission on credit insurance sold by the Company.

--------------------
     2 The Company's Initial Shareholders are Messrs. Kenneth W. Fletcher, Donald C. Wright, and Howard W. Smith, who held all of the Company's outstanding common shares immediately prior to the initial public offering in 1993. See also
Item 12 of this Report, Security Ownership of Certain Beneficial Owners and Management.

TRADEMARKS AND LICENSES
-----------------------

The trademarks ROBERDS(7), AMERICA'S NAME BRAND HEADQUARTERS(7), THE BIG ONE(7), EMPLOYEE PRICE SALE(7), and BACK DOOR SALE(7), ROBERDS GRAND FURNITURE APPLIANCES ELECTRONICS(R), BOTTOM LINE . . . IT COSTS LESS AT ROBERDS(R), and DOUBLE THE DIFFERENCE(R) are registered by the Company with the United States Patent and Trademark Office. Roberds does not license any intellectual property to other parties. Roberds does not license any intellectual property from others, except for computer software, principally for use in the Company's management information system described elsewhere in this Report, and the trademarks of certain of its vendors that permit Roberds to utilize their trademarks in connection with the promotion and sale of the vendors' products.

ITEM 2.     PROPERTIES

Roberds' facilities are all located on major thoroughfares and many are near interstate highways. Many stores are free-standing facilities, and all have ample parking. The stores are of modern construction, resulting in relatively low maintenance costs. The following table sets forth information regarding the Company's stores and warehouses in each of its markets, at December 31, 1997:

                                                                      SHOWROOM       WAREHOUSE
                                                                       SIZE IN        SIZE IN       OWNED/
REGION/LOCATION                        DATE OPENED                     SQ. FT.        SQ. FT.       LEASED
---------------                        -----------                     -------        -------       ------
DAYTON, OHIO
------------
West Carrollton, Ohio(1)               June 1971                       145,000          15,000      Leased(2)
West Carrollton, Ohio(1)(6)            June 1974                                        20,000      Leased(2)
Piqua, Ohio(3)                         March 1983                       56,000           4,000      Leased(2)
Springfield, Ohio                      May 1985                         50,000          16,000      Leased(2)
Richmond, Indiana                      March 1988                       55,000           4,000      Leased(2)
Vandalia, Ohio(7)                      July 1989                       139,000          20,000      Owned
Beavercreek, Ohio                      April 1995                       63,000           5,000      Owned
Fairborn, Ohio                         January 1996                                    480,000      Owned

ATLANTA, GEORGIA
----------------
Norcross, Georgia(4)                   March 1979                       60,000          28,000      Leased
Marietta, Georgia(8)                   July 1984                        59,000           4,000      Leased(2)
Forest Park, Georgia(8)                October 1987                     57,000           4,000      Leased(2)
Roswell, Georgia                       September 1990                   56,000           4,000      Leased
Doraville, Georgia                     January 1994                                    217,000      Leased
Gainesville, Georgia                   September 1994                   71,000          10,000      Leased
Douglasville, Georgia(9)               November 1994                    59,000          10,000      Owned
Athens, Georgia                        August 1995                      62,000           4,000      Owned
Fayetteville, Georgia                  September 1995                   62,000           4,000      Owned
Atlanta (Buckhead), Georgia            November 1996                    70,000           6,000      Owned

TAMPA, FLORIDA
--------------
Tampa, Florida(5)                      March 1985                       73,000           9,000      Owned
Bradenton, Florida                     June 1986                        53,000           4,000      Leased
Clearwater, Florida                    September 1986                   52,000           4,000      Leased
North Tampa, Florida                   March 1990                       50,000           5,000      Owned
Brandon, Florida                       November 1990                    49,000           5,000      Leased
Seminole, Florida                      November 1993                    81,000           6,000      Leased
Brandon, Florida                       May 1994                                        159,000      Leased
Sarasota, Florida                      July 1994                        50,000           5,000      Leased
Port Richey, Florida                   March 1995                       60,000           6,000      Owned

CINCINNATI, OHIO
----------------
Springdale, Ohio                       July 1996                       250,000          64,000      Leased
                                                                    ----------     -----------

         Total                                                       1,782,000       1,122,000
                                                                    ==========      ==========

(1) Original store was relocated to a 60,000 square foot showroom/warehouse in 1974 and was relocated again to the current facility in 1978, which was remodeled and expanded in 1994 and again in 1997.

(2) Facilities leased from entities controlled by one or more of the Initial Shareholders. See Item 13 of this Report, Certain Relationships and Related Transactions.

(3) Original 18,000 square foot store opened in 1983, and was relocated and expanded to the present facility in 1988.

(4)      Remodeled and expanded in 1994.

(5)      Relocated and expanded in February 1995.

(6) Approximately 20,000 square feet in the former West Carrollton, Ohio showroom/warehouse is used as a warehouse for the carpet division, and the remaining 40,000 square feet for corporate offices.

(7)      Expanded in August 1996.

(8) The Marietta and Forest Park, Georgia facilities include approximately 14,000 and 60,000 square feet, respectively, not included in the table above, portions of which are currently leased to third party commercial and retail tenants, and other portions of which are available for lease to third parties.

(9) The Douglasville, Georgia store includes approximately 17,000 square feet not included in the table above, which is leased to third parties.


In April 1997, the Company expanded the West Carrollton, Ohio store to 140,000 square feet of showroom space, into former warehouse space that had been abandoned following the Company's relocation and consolidation of its Dayton-area warehouses in 1996.

The Company's lease on the Decatur store expired on January 31, 1998. The Company ceased retailing operations in Decatur at the close of business on December 31, 1997. Although the Decatur store operated during all of 1997, it has been excluded from the year-end store and square footage information throughout this Report. The Decatur, Georgia facility included approximately 25,000 square feet subleased to a national retail chain. The sub-lease expired in November 1997, and that space was returned by the Company to the landlord.

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

ITEM 3.     LEGAL PROCEEDINGS

GENERAL
-------

In February 1994, the Company announced its earnings for the fourth quarter and year ended December 31, 1993. Following that announcement, the Company's stock price declined substantially. Four lawsuits were filed against the Company, certain of its directors, certain of its officers, and its co-managing underwriters, in U.S. District Court for the Southern District of Ohio, case numbers C-3-94-86, 99, 100, and 127. The suits were consolidated into a single suit, In re Roberds Securities Litigation. In December 1996, the Company reached an agreement to settle the class-action securities litigation and such agreement was approved by the court in 1997. A total of $1.6 million was paid into an escrow account to satisfy the plaintiffs' legal expenses and claims for damages to the class. In 1997, Roberds paid $342,500 into escrow as its share of the settlement, and the insurance carrier for its officers and directors paid $1,257,500. No portion of the funds paid into escrow can revert to the Company.

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

In 1996, a former employee of the Company filed suit in the Court of Commons Pleas for Montgomery County, Ohio, Rouch, et. al. vs. Roberds Furniture & Appliances, et. al., case number 96-1512. The complaint alleged that the Company permitted certain unsafe conditions to exist in one of its Ohio warehouses, which allegedly led to certain personal injuries sustained by the plaintiff. The suit sought $825,000 in compensatory damages and $800,000 in punitive damages from the Company. In January 1997, the plaintiffs voluntarily dismissed the complaint, without explanation. In January 1998, the suit was re-filed as case number 1998-CV-00125, making the same allegations that were made in the initial complaint. The Company has again referred the matter to its insurance carrier.

In May 1997, one of the Company's former Market Presidents filed suit in United States District Court, Middle District of Florida, Bernucca v. Roberds, Inc., Case No. 97-1311-CIV-T-24B, alleging, among other things, that the Company violated the Age Discrimination in Employment act of 1964 and the Florida Civil Rights Act in connection with its termination of plaintiff. In November 1997, the Company settled the suit by paying an amount to plaintiff which the parties have agreed to keep confidential, but which the Company believes is not material to its operations or financial condition.

In the ordinary course of its business, the Company is from time to time a party in certain legal proceedings. In the opinion of management, the Company is not party to any litigation, other than those described in this Item 3, that would have a material adverse effect on its operations or financial condition if the proceeding was determined adversely to the Company.

ENVIRONMENTAL
-------------

In 1985, a partnership between Kenneth W. Fletcher and Donald C. Wright (two of the Company's Initial Shareholders), acquired a 21-acre parcel of land in Springfield, Ohio ("Parcel") from an unaffiliated party. The Parcel included a building and parking area previously operated by an unaffiliated party as a retail store. In 1985, the Company remodeled the building and leased the Parcel from the partnership as the location of its Springfield, Ohio store.

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

In 1993, the Company and the partnership engaged an environmental consultant to conduct certain tests of the Parcel to attempt to determine the location of the landfill, its proximity to the Company's store, and certain other information. The consultant issued its report in April 1994. Among other things, it concluded that the building in which the store operates is not located on, or immediately adjacent to, the site of the former landfill.

In 1994, Messrs. Fletcher and Wright withdrew the Springfield property from the Fletcher-Wright partnership and contributed it to Springfield Properties, Inc., an Ohio corporation owned by Messrs. Fletcher and Wright. The lease between Roberds, Inc. and Fletcher-Wright was assigned to, and assumed by, Springfield Properties, Inc.

In 1995, Springfield Properties, Inc. was contacted by a consultant to the EPA and informed that the consultant had been engaged by the EPA to "re-score" the Parcel for purposes of determining its priority for potential clean-up. In 1996, the Company obtained a copy of the consultant's report. That report summarized the history of the Parcel and the work of the various environmental consultants to date. It concluded that the Parcel poses certain risks of contamination, but did not recommend any further action with respect to the Parcel. The Company has not yet obtained the new "score" for the Parcel.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                        EXECUTIVE OFFICERS OF REGISTRANT

The following information concerning executive officers of the Company is provided pursuant to Instruction 3(b) of item 401 of Regulation S-K. The following table sets forth certain information regarding the Company's executive officers at January 31, 1998. The Company is not aware of any family relationship between any executive officers or directors of the Company. Executive officers serve at the discretion of the Board of Directors.

NAME                     AGE      POSITION
----                     ---      --------

Kenneth W. Fletcher      65       Chairman of the Board

Donald C. Wright         61       Vice Chairman of the Board

James F. Robeson         61       Chief Executive Officer and President

Billy D. Benton          46       Executive Vice President-Operations

Brent D. Scharff         54       President-Ohio Markets

Stephen Giordano         38       President-Atlanta Market

Michael E. Ray           37       President-Tampa Market

Michael Van Autreve      50       Vice President-Bedding

Charles H. Palko         46       Vice President-Appliances and Electronics

Robert M. Wilson         45       Executive Vice  President,  Chief Financial
                                  Officer,  General Counsel, Secretary, and
                                  Director

Michael A. Bruns         35       Vice President, Controller, and Chief
                                  Accounting Officer

Wayne B. Hawkins         44       Treasurer and Assistant Secretary


KENNETH W. FLETCHER is co-founder of the Company and has served as it Chairman of the Board since June 1993. From June 1993 through November 1997, he was Chief Executive Officer of the Company. He served as its President from the founding of the Company in 1971 through November 1997.

DONALD C. WRIGHT is co-founder of the Company. He was elected Vice Chairman of the Board in June 1993, prior to which time he served as Treasurer and Secretary since 1971. He has served as a director of the Company since 1971. Mr. Wright served as Assistant Secretary from June 1993 through May 1997. He owns and operates Don Wright Realty, Dayton, Ohio, a firm providing real estate brokerage services to the public.

JAMES F. ROBESON was elected Chief Executive Officer and President of the Company in November 1997. He has also served as a Director of the Company since November 1993, and chaired the Audit Committee of the Board of Directors from November 1993 through December 1997. Mr. Robeson was Interim Director, Miami University Art Museum, Oxford, Ohio, from July 1996 through December 1997. He was Herbert E. Markley Visiting Scholar in Business, Miami University, from August 1995 through May 1997. From July 1993 to the present, Mr. Robeson has served as an independent consultant on marketing, logistics, and general business matters, including services rendered through the firm of Coopers & Lybrand L.L.P. From 1988 through June 1993, Mr. Robeson was Dean, Richard T. Farmer School of Business Administration, Miami University. He currently serves as a director of Gummer Wholesale, a regional distributor of grocery, candy, and tobacco products, Newark, Ohio, Huffy Corporation, a diversified manufacturer and supplier of services to retailers, Dayton, Ohio, and DesignForum, a national retail store planning and design firm, Dayton, Ohio

BILLY D. BENTON was elected Executive Vice President-Operations in May 1997. Prior thereto, from October 1996 through May 1997, he consulted with several business and explored a number of business opportunities. Prior thereto, he was employed in a variety of positions with Levitz Furniture Corporation, Boca Raton, Florida. From January through October 1996, Mr. Benton was National Director of Retail Marketing for Levitz. From August 1995 through January 1996, he was Eastern Division President. From 1992 through August 1995, he was Vice President-General Manager, Southeast Region. Levitz filed for protection under Chapter 11 of the bankruptcy laws in September 1997.

BRENT D. SCHARFF was elected President-Ohio Markets in January 1998. Prior thereto, he served as President-Dayton Market from April 1996 through January 1998. Prior thereto, he managed the Company's Beavercreek, Ohio store from April 1995 through April 1996. Prior thereto, he managed the Company's Richmond, Indiana store from 1989 through April 1995. Prior thereto, he served in sales and management positions since joining the Company in 1987.

STEPHEN GIORDANO was elected President-Atlanta Market in June 1997. Prior thereto, he was associated with Levitz Furniture Corporation, Boca Raton, Florida, in a variety of positions. From January through June 1997, he was General Manager-Mid-Atlantic. From January 1996 through January 1997, he was General Manager-Southeast. From July 1995 through January 1996, he was Division Vice President, Operations. From March 1993 through July 1995, he was Southeast Regional Operations Manager. From January through March 1993, he was an Area General Manager. Levitz filed for protection under Chapter 11 of the bankruptcy laws in September 1997.

MICHAEL E. RAY was elected President-Tampa Market in August 1996. Prior thereto, from 1991 through August 1996, he was Vice President, Director of Stores, Kane's Furniture, Pinellas Park, Florida.

MICHAEL VAN AUTREVE has been Vice President-Bedding since 1988.

CHARLES H. PALKO was elected Vice President-Appliances and Electronics in January 1998. Prior thereto, he served as Vice President-Appliances from March 1996 through January 1998. From December 1993 through March 1996, Mr. Palko was Vice President-Merchandising, Fretter, Inc., Brighton, Michigan. Fretter, Inc. filed for protection under the United States Bankruptcy laws in October 1996. From 1989 through December 1993, Mr. Palko was General Manager of Luskins, Inc., Columbia, Maryland.

ROBERT M. WILSON was elected General Counsel, Secretary, and a director in June 1993. He has also served as Executive Vice President and Chief Financial Officer of Roberds since 1988. He served as Treasurer from June 1993 through May 1995, and Assistant Treasurer from May 1995 through May 1997.

MICHAEL A. BRUNS joined Roberds in April 1994 as Manager of Financial Reporting and Analysis, and was elected Vice President, Controller, and Chief Accounting Officer in August 1994. From 1984 through April 1994, he was associated with Deloitte & Touche (now Deloitte & Touche LLP) in various capacities, most recently as Audit Senior Manager in the Dayton, Ohio office.

WAYNE B. HAWKINS was elected Treasurer in May 1995, and Assistant Secretary in May 1997. Prior thereto, he was Assistant Treasurer since February 1994. Prior thereto, he was Vice President, PNC Bank, Ohio, NA, since 1992.

The Company's future performance will depend to a significant extent upon the efforts and abilities of certain members of senior management. The loss of the services of any member of senior management could have a material adverse effect on the Company.

At January 31, 1998, the Initial Shareholders, and their spouses, owned approximately 52 percent of the Company's outstanding shares. They are therefore in a position to control the election of the entire Board of Directors of the Company and to control the outcome of all actions requiring shareholder approval, thereby insuring their ability to control the future direction and management of the Company.

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

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

Trading in the common shares of Roberds, Inc. commenced in 1993, following an initial public offering at $13.00 per share. The shares trade on the Nasdaq National Market tier of The Nasdaq Stock Market, under the symbol "RBDS." The following table sets forth the high, low, and closing prices for trading in the Company's common shares, as reported on The Nasdaq Stock Market, for each quarter in fiscal 1997 and 1996.

                 First          Second              Third           Fourth
                Quarter         Quarter            Quarter          Quarter

1997
----

High             $9.00            $7.25             $5.50            $5.13

Low               7.00             3.00              3.19             2.50

Close             7.06             5.25              3.50             3.00


1996
----

High            $11.38           $11.25            $11.75           $10.38

Low               8.00             9.75              7.75             8.00

Close            10.75            10.63              8.50             8.25


Such quotations include inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. At the close of trading on January 31, 1998, the Company had approximately 219 shareholders of record. Based upon the quantity of shareholder materials provided to brokerage houses and individual shareholders requesting such materials, the Company estimates that the total number of record and beneficial shareholders at January 31, 1998 was approximately 2,000.

Prior to the initial public offering of its common shares, the Company paid dividends from time to time. As part of the initial public offering in 1993, the Company paid an $11.3 million dividend to Messrs. Kenneth W. Fletcher, Howard W. Smith, and Donald C. Wright, who owned all of the Company's common shares prior to the initial public offering ("Initial Shareholders"). In the fourth quarter of 1994, the Company reimbursed the Initial Shareholders for $193,000, pursuant to the Tax Indemnification Agreement entered into by the Company and the Initial Shareholders at the time of the initial public offering. Such reimbursement has been reflected in the Company's financial statements as a distribution of retained earnings. Other than the distributions and reimbursement described above, the Company has declared no dividends since the initial public offering of its common shares and no dividends are being contemplated by the Board of Directors.

The Company's revolving bank line of credit contains certain covenants and restrictions that limit its ability to pay dividends. See Notes to the Consolidated Financial Statements, which are included elsewhere in this Report, for additional information concerning restrictions on the Company's ability to pay dividends. Under the most restrictive debt covenants, no retained earnings were available for dividends at December 31, 1997.

ITEM 6.     SELECTED FINANCIAL DATA

(All amounts in thousands, except per share data, percentages, and inventory turnover)

The operations statement data and the balance sheet data presented below have been derived from the Company's consolidated financial statements and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto, included elsewhere herein. Certain reclassifications have been made in the prior years' selected financial data to conform to the classifications used in 1997. These reclassifications had no effect on the net
(loss) earnings or shareholders' equity as previously reported.

OPERATIONS  STATEMENT DATA:
---------------------------

                                                                    YEAR ENDED DECEMBER 31

                                            1997         1996          1995          1994          1993

Net revenues                            $ 341,703     $ 342,102     $ 301,324     $ 259,159     $ 217,673
Cost of sales                             230,754       238,645       209,320       180,947       152,104
                                        ---------     ---------     ---------     ---------     ---------
Gross profit                              110,949       103,457        92,004        78,212        65,569
Selling, delivery, and
 administrative expenses                  111,642       102,043        81,187        71,089        61,549
Interest expense (net)                      7,545         5,681         3,500         1,636         1,261
Litigation                                                3,314
Finance participation
  income                                   (3,217)       (2,451)       (2,489)       (2,908)       (3,330)
Other income, net                          (3,495)       (3,690)       (3,440)       (2,123)         (328)
                                        ---------     ---------     ---------     ---------     ---------
Earnings (loss) before
  income taxes (benefit)                   (1,526)       (1,440)       13,246        10,518         6,417
Income taxes (benefit)                       (425)         (530)        5,225         3,925        (1,478)(1)
                                        ---------     ---------     ---------     ---------     ---------
Net earnings  (loss)                    $  (1,101)    $    (910)    $   8,021     $   6,593     $   7,895 (1)
                                        =========     =========     =========     =========     =========

Basic and diluted
  earnings (loss) per share             $   (0.18)    $   (0.15)    $    1.36     $    1.12
                                        =========     =========     =========     =========
Weighted average shares outstanding:

  Basic                                     5,979         5,934         5,898         5,871
                                        =========     =========     =========     =========
  Diluted                                   5,979         5,934         5,919         5,872
                                        =========     =========     =========     =========

PRO FORMA DATA:(1)

Pro forma net earnings                                                                          $   3,850
                                                                                                =========
Pro forma net earnings per share-basic and diluted                                              $    0.91
                                                                                                =========
Pro forma weighted average shares outstanding-basic and diluted                                     4,245
                                                                                                =========


BALANCE SHEET DATA (AT PERIOD END):

                                                            DECEMBER 31

                               1997             1996             1995             1994               1993

Working capital              $21,698          $34,952           $23,060          $15,764           $22,338
Merchandise inventories      $51,173          $62,998           $41,377          $37,247           $31,061
Property and equipment,
  net                        $99,364         $104,953           $81,310          $55,791           $29,188
Total assets                $172,691         $192,208          $142,049         $105,556           $99,607
Long-term debt,
  including capital leases,
  less current maturities    $73,309          $90,365           $54,448          $29,168           $18,454
Deferred warranty revenue     $8,727          $11,627            $9,546           $6,925            $4,199
Total shareholders'
  equity                     $45,769          $46,570           $47,199          $38,965           $32,470


SELECTED OPERATING DATA:
Stores open at end
 of period                        24               25                23               19                16
Total selling square
  footage at end
  of period (2)                1,782            1,784             1,394            1,133               931
Percentage increase
  (decrease) in comparable
  store net sales (3)          (11.0)            (8.1)             (0.9)            10.0              12.3
Inventory turnover (4)           4.0              4.6               5.3              5.3               5.2



1) Prior to the initial public offering of common shares in 1993, the entities that made up the Company had either elected S Corporation status or were a partnership. Accordingly, federal income taxes were the responsibility of the shareholders and partners. The pro forma information has been computed as if the Company had been subject to corporate income taxes for all periods presented, based on the tax laws in effect during the period. Concurrently with the initial public offering, the Company became taxable as a corporation under the Internal Revenue Code. Accordingly, the Company adopted SFAS 109, Accounting for Income Taxes.

2) Total selling square footage includes selling and office space within each store, but excludes warehouse space.

3) Comparable store sales are computed monthly for each period presented by comparing the sales results in a month (for those stores that were open for the entire month in the current year and the entire comparable month in the prior year) with the sales results for the comparable month in the prior year.

4) Inventory turnover is calculated by dividing cost of sales for the period by the average of the beginning and ending inventory balances for the period.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands, except per share data)

RESULTS OF OPERATIONS
---------------------

The following table sets forth the results of operations as a percentage of sales for the last three years:

                                               YEAR ENDED DECEMBER 31
                                           1997          1996         1995

Net sales and service revenues            100.0%        100.0%        100.0%
Cost of sales                              67.5          69.8          69.5
                                          -----         -----         -----
Gross profit                               32.5          30.2          30.5
Selling, delivery and
  administrative expenses                  32.7          29.8          26.9
Interest expense, net                       2.2           1.6           1.2
Litigation                                                1.0
Finance participation income               (1.0)         (0.7)         (0.8)
Other income, net                          (1.0)         (1.1)         (1.2)
                                          -----         -----         -----
(Loss) earnings before income
  taxes (benefit)                          (0.4)        (0.4)           4.4
Income taxes (benefit)                     (0.1)        (0.1)           1.7
                                          ------        -----         -----
Net (loss) earnings                        (0.3)%       (0.3)%          2.7%
                                          ======        =====         =====


Sales by major product category as a percentage of total sales for each of the last three years follows:

                                                   YEAR ENDED DECEMBER 31
                                                 1997       1996       1995

Furniture .....................................   37%        38%        36%

Bedding .......................................   13         12         12

Major appliances ..............................   25         25         26

Consumer electronics ..........................   19         21         21

Extended warranty contracts and other .........    6          4          5
                                                 ---        ---        ---

                                                 100%       100%       100%
                                                 ===        ===        ===

1997 COMPARED TO 1996. Sales in 1997 decreased to $341,703 from $342,102 in 1996, a 0.1% decrease. Comparable store sales in 1997 decreased by 11.0%. The decline in total sales for 1997, compared to 1996, is partially the result of the comparison of sales in the Cincinnati market in 1997 to the very successful grand opening of that market in the third quarter of 1996. The Company believes that a highly competitive retail environment for big ticket goods, combined with an industry wide softness in consumer electronics and high consumer debt, also contributed to the decrease in comparable store sales. Additionally, during 1997, the Company focused on improving its gross margin percentage versus the very price-promotional approach utilized during 1996.

For 1997, the percentage decreases in sales in the Company's three established market areas (excluding Cincinnati) were as follows:

                         TOTAL              COMPARABLE
                        STORES                STORES

Dayton                    (4)%                 (4)%

Atlanta                   (5)                 (12)

Tampa                    (10)                 (10)

The Cincinnati market became a comparable store in August 1997. Comparable store sales for the Cincinnati market for the months of August through December 1997 decreased by 30 percent, due to the comparison against the very successful grand opening period in the third and fourth quarters of 1996.

Sales of furniture product as a percentage of total sales declined in 1997. This decline is the result of a decrease in total sales in the Cincinnati market, as compared to its very successful grand opening in the third quarter of 1996, when the Cincinnati market generated a disproportionately high percentage of the Company's furniture sales. Sales of consumer electronics products have declined as a percentage of total Company sales due to rapidly declining retail prices in that product category, continued industry softness, a highly competitive retailing environment, continuing technological advances, and the lack of new products, at higher prices, to offset the effect of mature products with declining prices. The Company expects retail price declines in the electronics category to continue for the foreseeable future.

In March 1997, the Company entered into an agreement to sell third-party extended warranty contracts. Revenues and the related costs of the contracts entered into after the effective date of the agreement are being recognized at the time the third-party contracts are sold. Revenues and selling costs related to contracts sold prior to the effective date of the agreement will be recognized over the remaining lives of the contracts, and the expenses related to service costs will be recognized as incurred. Total sales were positively affected by this new agreement by approximately 1.8 percent in 1997. As a result of the change in the extended warranty arrangement, extended warranty contract revenue increased as a percentage of total sales in 1997. The Company expects this trend to continue through the first quarter of 1998.

Gross profit for 1997 was $110,949, or 32.5% of sales, compared to $103,457, or 30.2% of sales, for 1996. Sales of third-party extended warranty contracts favorably affected gross margins as a percentage of sales by approximately 0.7 percent in 1997.

Gross margin percentages for 1997 by category were approximately 39 percent for furniture, 45 percent for bedding, 22 percent for major appliances, and 17 percent for consumer electronics. The gross margin percentages for 1997 increased for furniture, bedding, and consumer electronics as compared to 1996, while margins for major appliances held relatively steady. The increase in the furniture gross margin percentage reflects less aggressive pricing in this category in all market areas, but particularly in the Cincinnati market where the furniture category was heavily discounted during the grand opening of that market in 1996. The gross margin percentage increase for consumer electronics reflects a reduction in the use of the price-promotional approach during 1997 as compared to 1996. Product prices and margins in consumer electronics and appliances are likely to continue to be under pressure during 1998, as a result of intense competitive conditions in these categories.

Selling, delivery, and administrative expenses increased to $111,642, or 32.7% of sales, in 1997 compared to $102,043, or 29.8% of sales, in 1996. The increase as a percentage of sales in 1997 is primarily attributed to: (a) increased sales commissions as a result of a higher percentage of revenue associated with warranty contracts and increased product gross margins; (b) increased advertising expenses; (c) the effect of fixed occupancy costs in light of the Company's declining comparable store sales; (d) increased professional fees, as the result of the engagement of a national management consulting firm for services described below; and (e) increased workers' compensation costs. These increases were offset in part by a decrease in costs that were incurred in 1996 in conjunction with the grand opening of the Cincinnati market and the consolidation of warehouse operations in Dayton.

Interest expense, net of interest income, increased to $7,545 for 1997, as compared to $5,681 in 1996. Interest expense increased in 1997 primarily as the result of additional indebtedness incurred to finance the Cincinnati megastore and the Buckhead showroom, and increased merchandise inventory levels during the first half of 1997. Net interest expense was partially offset by the capitalization of $38 during 1997, compared to $685 in 1996.

Finance participation income, which consists of income from the Company's private-label credit card program, increased to $3,217, or 1.0% of sales, in 1997, compared to $2,451, or 0.7% of sales, in 1996. Finance participation increased in 1997 over 1996 because finance participation was unfavorably impacted in 1996 by the initial influx of non-interest-bearing accounts into the private-label credit card program as part of the Cincinnati market entry. Additionally, finance participation increased in 1997 as a result of the Company's emphasis on its core and shorter-period finance programs during the first half of 1997, as compared to 1996 when it relied heavily on twelve-months programs.

Other income, net, which consists primarily of cash discounts and rental income from tenants, was $3,495, or 1.0% of sales, in 1997, compared to $3,690, or 1.1% of sales, for 1996. Cash discounts decreased in total and as a percentage of sales in 1997 as the Company reduced its appliance and consumer electronics inventories to better match the consumer demand for these products.

Loss before income tax benefit increased to $(1,526) in 1997, from $(1,440) in 1996. Income tax benefit for 1997 was $425, or approximately 28% of the loss before taxes, as compared $530, or 37% of loss before taxes, in 1996. The disproportionate provision for income taxes in 1997 reflects minimum taxes imposed by certain jurisdictions, and a valuation reserve for certain state operating loss carryforwards because the Company has determined that it is more likely than not that such carryforwards will not yield a benefit to the Company in the future.

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

For 1996, the percentage decreases in sales in the Company's three established market areas (excluding Cincinnati) were as follows:

                               TOTAL             COMPARABLE
                              STORES               STORES

Dayton                         (4)%                 (8)%

Atlanta                        (1)                 (11)

Tampa                          (1)                  (4)

Sales in the Dayton and Atlanta market areas were adversely affected by the severe winter weather experienced during the early part of 1996. The Beavercreek, Ohio store, which opened in April 1995, and the Fayetteville, Georgia store, which opened in September 1995, appear to have taken some sales from the other Dayton and Atlanta area stores, and adversely affected the comparable store sales during 1996. In addition to the highly competitive retail environment for big-ticket goods mentioned above, comparable store sales in the Atlanta market appear to have been disrupted by the Olympics during 1996. Comparable store sales in Atlanta and Tampa were affected by the Company's withdrawal from the sale of home-office products in those markets in the second half of 1996. Comparable store sales in the Tampa market area were better than the Company's comparable store sales in its other established markets; however, the average store sales in Tampa remained below the Company's average.

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

Selling, delivery, and administrative expenses increased to $102,043, or 29.8% of sales, in 1996 compared to $81,187, or 26.9% of sales, in 1995. The increase in selling, delivery, and administrative expenses as a percentage of sales in 1996 was primarily attributable to: (i) an increase in finance charges for extended financing programs offered to customers; (ii) increased advertising and promotion expenses; (iii) pre-opening costs associated with the entry into the Cincinnati market; (iv) additional wages and operating expenses incurred in the warehouse and delivery functions to support the start-up of the Cincinnati market; (v) costs associated with the new warehouse in Fairborn, Ohio, that were absorbed by the Dayton market until additional volume was generated by the entry into the Cincinnati market during the second half of 1996; and (vi) expenses related to the consolidation of warehouse operations in the Dayton market during the first quarter of 1996.

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

Litigation for 1996 includes the Company's portion of the payment to settle the class action shareholders' suit of $343; related legal expenses of $371; and a $2,600 accrual for a dispute with the Ohio Bureau of Workers Compensation. Details regarding litigation are discussed more fully in the Notes to the Consolidated Financial Statements, which are included elsewhere in this Report.

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

(Loss) earnings before income taxes (benefit) decreased to a loss of $(1,440) in 1996, from earnings of $13,246 in 1995. Income tax benefit for 1996 was $530, or approximately 37% of the loss before taxes, as compared to an income tax expense of $5,225, or 39% of earnings before taxes, in 1995. The lower effective tax rate in 1996 reflects minimum taxes imposed by certain jurisdictions and the effect of items which are not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash declined to $2,494 at December 31, 1997, compared to $2,794 at December 31, 1996. The Company generated $20,854 of cash from operating activities during 1997. Cash of $11,825 was provided from a reduction in merchandise inventories, primarily in the appliance and consumer electronics product categories, to better match consumer demand for these products. Additionally, customer and vendor receivables were reduced by $2,388, primarily as a result of fewer outstanding balances from second-source financing providers and from vendors for year-end incentives. A portion of the cash generated from operations was utilized to reduce the balance outstanding under the Company's revolving bank line of credit.

During 1997, the Company's capital expenditures totaled $3,413. These expenditures related primarily to the expansion of the West Carrollton, Ohio store into space that was formerly used for warehousing. The Company has no significant expansion or capital expenditure plans for 1998 other than normal replacement, repair, and upgrade projects, and existing store refurbishment.

A number of existing computer programs use only two digits to identify a year in the date field and were not designed and developed to consider the upcoming change in the century ("Year 2000 Issue"). The Company's primary management information and credit-card processing systems are provided by outside software vendors. The Company has reviewed these systems with the vendors, and, based upon the reviews to date, it appears that these systems are, or will be, Year 2000 compliant. The Company is continuing to review its secondary information systems for Year 2000 Issues. Based on the Company's reviews to date, it does not appear that the expense required to ensure compliance with the Year 2000 Issue will be material to the Company's financial statements or that the changes necessary to make the systems compliant will be materially disruptive to the Company's operations. The Company is unable to assess whether any of its principal suppliers may be affected by the Year 2000 issue, but it has no reason to believe that any relationship with a principal supplier will be adversely affected.

In July 1997, the Company amended its revolving bank line of credit agreement which expires in January 2000. The amendment relaxed certain covenants in order for the Company to remain in compliance with those covenants. Additionally, the maximum amount available under the line was reduced since the facility was no longer needed to finance capital expenditures. The amount available under the line is limited to the lesser of: (a) $35,000, or (b) an amount based upon a percentage of eligible accounts receivable and inventory and certain previously incurred leasehold improvements. The agreement also provides that an additional amount is available for any expenditures for leasehold improvements and store expansion for which the Company has commitments for permanent financing. At December 31, 1997, $34,408 was available under the line, of which $15,000 was outstanding. In February 1998, the Company utilized $2,800 of the amount available under the line of credit to repay the balance outstanding under its term loan.

The line of credit includes certain restrictive covenants including, among others, limitations on capital expenditures and the payment of dividends, maintenance of minimum current, fixed-charge-coverage, funded-debt-to-earnings, and debt-to-tangible-net-worth ratios. Certain of the covenants contained in the Company's revolving credit agreement become increasingly restrictive over time. In order to remain in compliance with those amended covenants, the Company's operations and cash flow will have to improve during the second half of 1998 over the actual results experienced during the comparable period in 1997. If such improvements are not achieved, the Company will have to renegotiate the covenants in order to remain in compliance; however, based on its past working relationship with its primary lender, the Company expects that such approvals will be obtained if they are necessary.

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

In February 1998, the Company refinanced the mortgage on its Vandalia, Ohio store. The refinanced amount requires monthly principal and interest payments of $29 over a 15 year period, and bears interest at 7.64%.

The Company's lease on its Decatur, Georgia store expired in January 1998. The area surrounding the store, and the shopping center in which it is located, have deteriorated since the store opened in 1989. As a result, the Company abandoned the store after the 1997 holiday selling season. While the Decatur store operated throughout 1997, it has been removed from the year-end store count and square footage calculations contained in this Report.

The Company has announced plans to enter the Columbus, Ohio market with a facility similar in design to the Cincinnati store. Management does not believe that the Company should take on the additional debt obligations necessary to enter the Columbus market without additional equity. As a result, the Company does not plan to move forward with the Columbus entry until it has identified a source for that additional equity.

OUTLOOK
-------

In the fall of 1997, the Company engaged one of the national management consulting firms to review its operations and identify opportunities for performance improvement. The firm delivered its report in November 1997. Since then, the Company has devoted considerable time and attention to the recommendations put forth in the report.

Since there are no expansion plans for the coming year, the Company will focus on improving business operations. Areas on which the Company intends to focus include improving the management of inventory, improving warehouse operations and reducing expenses, improving asset utilization, reducing store operating expenses, and turning around comparable store sales. At the same time, several initiatives are under way to improve customer service. All of these efforts are being prioritized, and they will extend throughout 1998. The Company believes these initiatives will yield significant improvement in the Company's operations and profitability. They will, however, take time to implement and may require capital and operating expenditures to implement.

The Company's financial performance is influenced by consumer confidence, interest rates, consumer debt, the general level of housing activity, and the general level of economic activity in the United States. Consumer demand for big-ticket goods has continued to be sluggish, and retailers have continued the use of price, same-as-cash, and other promotions, in an effort to generate sales volume. This competitive situation is expected to continue to put pressure on comparable store sales, product prices and margins, and operating results.

INFLATION
---------

The Company does not believe that inflation had any significant impact on its operations in 1997, 1996, or 1995.

SEASONALITY
-----------

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

The following tables show the Company's quarterly sales, gross profit, net
(loss) earnings, and (loss) earnings per common share for the last two years.

                                                                1997
                                     ----------------------------------------------------------
                                     FIRST            SECOND            THIRD          FOURTH
                                    QUARTER           QUARTER          QUARTER         QUARTER
Net sales and
  service revenues                 $  83,152        $  80,235        $  83,928       $  94,388

Gross profit                          26,641           26,606           27,744          29,958

Net (loss) earnings                     (145)          (1,313)              59             298

Basic and diluted (loss)
  earnings per share                    (.02)            (.22)             .01             .05



                                                                1996
                                     ----------------------------------------------------------

                                     FIRST            SECOND            THIRD          FOURTH
                                    QUARTER           QUARTER          QUARTER         QUARTER

Net sales and
  service revenues                 $  70,664        $  73,205        $  94,471       $ 103,762

Gross profit                          20,914           22,082           29,099          31,362

Net (loss) earnings                     (207)            (719)             885            (869)(1)

Basic and diluted (loss)
  earnings per share                    (.03)            (.12)             .15            (.15)(1)


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

FORWARD LOOKING STATEMENTS
--------------------------

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

C. Unusual weather patterns, such as unusually hot or cool summers, which can affect the sale of refrigeration products, or unusually cold winters, which can affect consumers' desire and ability to shop for the Company's products. Acts of God, such as floods, hurricanes, or tornadoes, that interrupt the Company's ability to sell or deliver merchandise, interrupt consumers' ability to shop, or destroy a major Company facility, in particular a warehouse or computer facility.

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

S. Changes in government regulations affecting the Company, its products, its advertising, or its work force, including changes in the minimum wage. Changes in government regulations affecting the Company's employee benefit plans or workers' compensation arrangements.

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

ACCOUNTING PRONOUNCEMENTS
-------------------------

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which will be effective for the Company beginning January 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has not yet completed its analysis of its operating segments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. Not applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements for the three years ended December 31, 1997, the Notes thereto, and the Independent Auditors' Report thereon are as follows:

INDEPENDENT AUDITORS' REPORT
----------------------------

Board of Directors
Roberds, Inc.
Dayton, Ohio

We have audited the accompanying consolidated balance sheets of Roberds, Inc. and subsidiary as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Roberds, Inc. and subsidiary at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Dayton, Ohio
February 17, 1998

ROBERDS, INC. AND SUBSIDIARY
----------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
----------------------------------------

                                                                     YEAR ENDED DECEMBER 31
                                                                1997         1996         1995

NET SALES AND SERVICE REVENUES                               $341,703     $342,102     $301,324

COST OF SALES                                                 230,754      238,645      209,320
                                                           -----------  -----------  -----------
     Gross profit                                             110,949      103,457       92,004

SELLING, DELIVERY AND ADMINISTRATIVE EXPENSES                 111,642      102,043       81,187
INTEREST EXPENSE, NET                                           7,545        5,681        3,500
LITIGATION (NOTE I)                                                          3,314
FINANCE PARTICIPATION INCOME (NOTE F)                         (3,217)      (2,451)      (2,489)
OTHER INCOME, NET                                             (3,495)      (3,690)      (3,440)
                                                           -----------  -----------  -----------

(LOSS) EARNINGS BEFORE INCOME TAXES (BENEFIT)                 (1,526)      (1,440)       13,246

INCOME TAXES (BENEFIT) (NOTE G)                                 (425)        (530)        5,225
                                                           -----------  -----------  -----------

NET (LOSS) EARNINGS                                          ($1,101)       ($910)       $8,021
                                                           ===========  ===========  ===========

BASIC AND DILUTED NET (LOSS)

  EARNINGS PER COMMON SHARE                                   ($0.18)      ($0.15)        $1.36
                                                           ===========  ===========  ===========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

  BASIC                                                         5,979        5,934        5,898
                                                           ===========  ===========  ===========
  DILUTED                                                       5,979        5,934        5,919
                                                           ===========  ===========  ===========



See notes to consolidated financial statements.



ROBERDS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
--------------

                                                                                        DECEMBER 31

ASSETS (NOTE C)                                                                      1997          1996
---------------

CURRENT ASSETS:
  Cash and cash equivalents                                                         $2,494        $2,794
  Receivables:
    Customers (less allowance of $75                                                 1,311         2,364
      in 1997 and $80 in 1996)
    Vendors and other (Note B)                                                       2,693         4,028
  Merchandise inventories (Note A)                                                  51,173        62,998
  Refundable income taxes                                                            2,025
  Prepaid expenses and other                                                         1,792         1,857
  Deferred tax assets (Note G)                                                       3,375         2,916
                                                                                 ----------    ----------
          Total current assets                                                      64,863        76,957

PROPERTY AND EQUIPMENT - AT COST (NOTES A AND D):
  Land                                                                              15,539        15,534
  Buildings and improvements                                                        65,206        63,032
  Leasehold improvements                                                            33,020        34,542
  Furniture, fixtures and office equipment                                           5,961         5,257
  Computer equipment                                                                 5,792         5,671
  Warehouse equipment and vehicles                                                   3,227         3,065
  Construction in progress                                                                         1,089
                                                                                 ----------    ----------
                                                                                   128,745       128,190
  Less accumulated depreciation and amortization                                    29,381        23,237
                                                                                 ----------    ----------
                                                                                    99,364       104,953

DEFERRED TAX ASSETS (NOTE G)                                                         4,381         6,350

CERTIFICATES OF DEPOSIT - RESTRICTED (NOTE A)                                        2,541         2,293

OTHER ASSETS                                                                         1,542         1,655
                                                                                 ----------    ----------
                                                                                  $172,691      $192,208
                                                                                 ==========    ==========



See notes to consolidated financial statements.





ROBERDS, INC. AND SUBSIDIARY
----------------------------
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------

                                                                                              DECEMBER 31

LIABILITIES AND SHAREHOLDERS' EQUITY                                                      1997         1996
------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                                      $16,871       $17,640
  Accrued payroll and payroll taxes                                                       3,650         3,658
  Accrued sales taxes                                                                     2,165         2,265
  Other accrued expenses                                                                  1,640         2,196
  Customer deposits                                                                      11,686         8,787
  Litigation (Note I)                                                                     2,992         2,943
  Accrued self-insured workers' compensation                                              1,430         1,125
  Current maturities of long-term debt (Note C)                                           2,731         3,391
                                                                                      ----------   -----------
          Total current liabilities                                                      43,165        42,005


LONG-TERM LIABILITIES:

  Long-term debt including capital leases (Notes C and D)                                73,309        90,365
  Deferred rent (Note D)                                                                  1,721         1,641
  Deferred warranty revenue (Note A)                                                      8,727        11,627
                                                                                      ----------   -----------
          Total long-term liabilities                                                    83,757       103,633



SHAREHOLDERS' EQUITY (NOTE E)
  Preferred stock - authorized 5,000 shares,
    none issued or outstanding
  Common stock - authorized 15,000 shares,
    no par value; issued and outstanding, 6,006
    and 5,946 respectively, stated at $.10 per share                                        601           595
  Additional paid-in capital                                                             32,091        31,797
  Retained earnings                                                                      13,077        14,178
                                                                                      ----------   -----------
         Total shareholders' equity                                                      45,769        46,570
                                                                                      ==========   ===========
                                                                                       $172,691      $192,208
                                                                                      ==========   ===========



See notes to consolidated financial statements.

ROBERDS, INC. AND SUBSIDIARY
----------------------------

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(IN THOUSANDS)
--------------

                                                                                   ADDITIONAL
                                                              COMMON STOCK            PAID-IN       RETAINED
                                                          SHARES       AMOUNT         CAPITAL       EARNINGS

BALANCE - December 31, 1994                                5,877         $588         $31,310         $7,067

  Issuance of common shares (Note E)                          32            3             210
  Net earnings                                                                                         8,021
                                                      -----------  -----------   -------------   ------------

BALANCE - December 31, 1995                                5,909          591          31,520         15,088

  Issuance of common shares (Note E)                          37            4             277
  Net loss                                                                                             (910)
                                                      -----------  -----------   -------------   ------------

BALANCE - December 31, 1996                                5,946          595          31,797         14,178

  Issuance of common shares (Note E)                          60            6             294
  Net loss                                                                                           (1,101)
                                                      -----------  -----------   -------------   ------------

BALANCE - December 31, 1997                                6,006         $601         $32,091        $13,077
                                                      ===========  ===========   =============   ============


See notes to consolidated financial statements.

ROBERDS, INC. AND SUBSIDIARY
----------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(IN THOUSANDS)
--------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        YEARS ENDED DECEMBER 31

                                                                                1997             1996              1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) earnings                                                        ($ 1,101)        ($   910)        $  8,021
  Adjustments to reconcile net (loss) earnings to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                             9,025            7,516            5,622
      Loss (gain) on sales of fixed assets                                         87               97             (142)
      Deferred income taxes                                                     1,510           (3,526)          (1,840)
  Changes in assets and liabilities:
    Receivables                                                                 2,388             (936)          (1,781)
    Merchandise inventories                                                    11,825          (21,621)          (4,130)
    Refundable income taxes                                                    (2,025)
    Prepaid expenses and other                                                     65             (225)            (461)
    Accounts payable                                                             (769)           4,394             (702)
    Customer deposits                                                           2,899            2,433              711
    Accrued payroll and payroll taxes                                             769            1,170              594
    Accrued expenses                                                             (999)           4,349               96
    Deferred rent                                                                  80              660               46
    Deferred warranty revenue                                                  (2,900)           2,081            2,621
                                                                             --------         --------         --------
      Net cash provided by (used in) operating activities                      20,854           (4,518)           8,655
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                         (3,413)         (32,179)         (33,042)
  Proceeds from sales of fixed assets                                              54              163            1,088
  (Increase) decrease in certificates of deposit - restricted                    (248)             273               (1)
  Other assets                                                                     94             (131)              52
                                                                             --------         --------         --------
      Net cash (used in) investing activities                                  (3,513)         (31,874)         (31,903)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                  8,080           39,700           28,325
  Payments on long-term debt                                                  (25,796)          (3,139)          (2,228)
  Net proceeds from issuance of common shares                                     220              281              213
  Debt issuance costs                                                            (145)             (66)            (762)
                                                                             --------         --------         --------
      Net cash (used in) provided by financing activities                     (17,641)          36,776           25,548
                                                                             --------         --------         --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (300)             384            2,300
CASH AND CASH EQUIVALENTS - Beginning of year                                   2,794            2,410              110
                                                                             --------         --------         --------
CASH AND CASH EQUIVALENTS - End of year                                      $  2,494         $  2,794         $  2,410
                                                                             ========         ========         ========
CASH PAID FOR:

  Interest, net of capitalized amounts of $38, $685
    and $994 in 1997, 1996 and 1995, respectively                            $  7,621         $  5,600         $  3,624
                                                                             ========         ========         ========
  Income taxes                                                               $    826         $  2,566         $  7,229
                                                                             ========         ========         ========
NON-CASH TRANSACTIONS - Issuance of common shares to Roberds, Inc.
   Employee Profit Sharing and Savings Plan                                  $     80
                                                                             ========


ROBERDS, INC. AND SUBSIDIARY
----------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
-----------------------------------------------

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of Roberds, Inc. and its wholly-owned subsidiary, Roberd Insurance Agency, Inc. (the Company). All significant intercompany transactions and balances have been eliminated.

Operations
----------

The Company operates retail stores selling furniture, bedding, appliances and electronics. At December 31, 1997, the Company operated 24 large-format stores, with six in the Dayton, Ohio market, nine in the Atlanta, Georgia market, eight in the Tampa, Florida market, and one megastore in the Cincinnati, Ohio market.

Cash and Cash Equivalents
-------------------------

Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased. The State of Florida requires the Company to maintain deposits to partially fund its extended warranty and product maintenance contracts and its self insured liability for workers' compensation. Such deposits are included in certificates of deposit - restricted.

Merchandise Inventories
-----------------------

Merchandise inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method, except for electronics which represented approximately 24% of merchandise inventories at December 31, 1997 and 30% at December 31, 1996, which are valued using the first-in, first-out
(FIFO) method. If the FIFO method had been used for all inventory, inventory values would have been approximately $2,106 higher at December 31, 1997 and $2,345 higher at December 31, 1996.

Pre-Opening Costs
-----------------

Costs incurred in the opening of new stores are expensed as incurred.

Property and Equipment
----------------------

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

Extended Warranty and Product Maintenance Contracts
---------------------------------------------------

Contracts with terms from nine months to ten years are sold to supplement or extend manufacturers' warranties on appliances, electronics and furniture products. In March 1997, the Company entered into an agreement to sell third-party extended warranty contracts. Revenues and the related costs of the contracts entered into after the effective date of the agreement are being recognized at the time the third-party contracts are sold. Deferred warranty revenue and selling costs related to contracts sold prior to the effective date of the agreement will be recognized over the remaining lives of the contracts, and the expenses related to service costs will be recognized as incurred.

Revenue Recognition
-------------------

Merchandise inventory sales are recognized when the goods are delivered to the customer.

Advertising
-----------

Advertising production costs, primarily those associated with television advertising, are expensed the first time the related advertising is utilized.

Early Payment Discounts
-----------------------

Discounts received from vendors for early payment have been classified as other income in the consolidated statements of operations.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net (Loss) Earnings Per Common Share
------------------------------------

As of December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No.128, "Earnings Per Share." Under this statement, the Company restated prior-period earnings per share data to comply with SFAS 128, including interim periods. Basic net (loss) earnings per share data is the same as previously reported (loss) earnings per share data. Diluted per share data for 1995 includes 21 shares for stock options outstanding under the Company's stock-based incentive plans.

Stock Options
-------------

The Company measures cost for stock options issued to employees using the method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." In 1996, the Company adopted SFAS 123, "Accounting for Stock-Based Compensation." Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for stock options and similar equity instruments. The Company elected to continue measuring compensation cost in accordance with APB Opinion No. 25.

Reclassifications
-----------------

Certain reclassifications have been made in the 1996 and 1995 financial statements to conform to the classifications used in 1997. These reclassifications had no effect on the results of operations or shareholders' equity as previously reported.

B.  ACCOUNTS RECEIVABLE FROM VENDORS AND OTHER

Accounts receivable from vendors and other consist primarily of amounts due from vendors for various rebate and cooperative advertising programs and for merchandise inventory returns.

C.  LONG-TERM DEBT

                                                                                 DECEMBER 31
                                                                              1997         1996

Revolving line of credit                                                    $15,000      $37,000
Mortgage note payable, due in monthly payments of $123,
   including interest at 7.875%, to February 2011                            12,104       12,609
Mortgage notes payable, due in monthly payments of $45,
   plus interest at 9.03%, to April 2004                                      7,676
Mortgage notes payable, due in monthly payments of $77,
   plus interest at 9.675%, to June 2010                                      6,709        6,976
Mortgage notes payable, due in monthly payments of $62,
  including interest at 8.00%, to December 2010                               6,037        6,294
Mortgage note payable, due in monthly payments of $49,
  including interest at 9.00%, to July 2010                                   4,459        4,642
Mortgage note payable, due in monthly payments of $35,
  including interest at 10.375%, to September 2000                            3,357        3,420
Mortgage note payable, due in monthly payments of $29,
  including interest at 7.64%, to January 2013                                3,123        3,222
Mortgage note payable, due in monthly payments of $33
  including interest at 9.59%, to February 2010                               2,843        2,961
Term loan agreement repaid under the revolving line of
  credit in February 1998                                                     2,800        4,200
Capital lease obligations                                                    11,932       12,432
                                                                         -----------  -----------
                                                                             76,040       93,756

Less current maturities                                                       2,731        3,391
                                                                         -----------  -----------
                                                                            $73,309      $90,365
                                                                         ===========  ===========

The revolving bank line of credit, which was amended in July 1997, expires in January 2000. The amount available under the line is limited to the lesser of:
(a) $35,000 or (b) an amount based upon a percentage of eligible accounts receivable and inventory and certain previously incurred leasehold improvements. The agreement also provides that an additional amount is available for any expenditures for leasehold improvements and store expansion for which the Company has commitments for permanent financing. At December 31, 1997, $34,408 was available under the line of which $15,000 was outstanding. In February 1998, the Company utilized $2,800 of the amount available under the line of credit to repay the balance outstanding under the term loan. As a result, the outstanding balance under the term loan at December 31, 1997 has been classified as long term. The interest rate under the line of credit is set monthly at the option of the Company at either the prime rate (8.50% at December 31, 1997) or one of various LIBOR rates plus 1.55% (7.55% at December 31, 1997).

The line of credit includes certain restrictive covenants including, among others, limitations on capital expenditures and the payment of dividends, maintenance of minimum current, fixed-charge-coverage, funded-debt-to-earnings, and debt-to-tangible-net-worth ratios. Under the most restrictive debt covenants, no retained earnings were available for dividends at December 31, 1997.

Essentially all of the Company's assets are pledged as collateral for the above indebtedness. The mortgage note payable for $3,357 is guaranteed by two of the Company's initial shareholders.

Maturities of long-term debt are:

  1998                                                            $2,731
  1999                                                             2,945
  2000                                                            24,103
  2001                                                             3,344
  2002                                                             3,619
  Thereafter                                                      39,298
                                                             -----------
                                                                 $76,040
                                                             ===========

The fair value of the Company's long-term debt based on current rates offered to the Company for debt of similar maturities, excluding capital leases, was $66,312 at December 31, 1997, and the related carrying value was $64,108.

D.  LEASING ACTIVITIES

The Company leases the majority of its retail locations, including some from entities controlled by one or more of the initial shareholders. Most leases include renewal options. In addition, the Company leases the majority of its vehicles from third parties under operating leases. These vehicle leases generally include contingent rentals based upon mileage.

Rent expense for all operating leases was approximately $8,391, $7,921, and $6,687 for the years ended December 31, 1997, 1996 and 1995, respectively, which included approximately $721, $731, and $1,271 for the years ended December 31, 1997, 1996 and 1995, respectively, to related parties. Rent expense also included $262, $246, and $200 of contingent rentals based upon mileage for the years ended December 31, 1997, 1996 and 1995, respectively.

Minimum lease commitments for leases with remaining lease terms in excess of one year are as follows:



                                                                                     CAPITAL
                                                              OPERATING LEASES       LEASES-

                                                             RELATED                  RELATED
YEAR ENDING DECEMBER 31                                      PARTIES      OTHER       PARTIES

1998                                                           $721       $6,746       $1,919
1999                                                            721        6,616        1,919
2000                                                            721        5,998        1,919
2001                                                            721        5,737        1,919
2002                                                            721        5,129        1,919
2003 and later                                                6,748       20,778       14,080
                                                         -----------   ----------   ----------
Total                                                       $10,353      $51,004       23,675
                                                         ===========   ==========
Less amount representing interest                                                      11,743
                                                                                    ----------
Capital lease obligations                                                             $11,932
                                                                                    ==========

Included in buildings and improvements at December 31, 1997 and 1996 are capital leases totaling $13,641. Accumulated amortization related to the capitalized leases is $3,594 at December 31, 1997 and $2,713 at December 31, 1996.

Certain leases include scheduled rent increases that have been recognized on a straight-line basis over the term of the leases. The accumulated difference between rent expense and cash payments is included in liabilities as deferred rent.

E.   SHAREHOLDERS' EQUITY

The Company's stock-based compensation plans are described below.

Employee Stock Purchase Plan.
-----------------------------

The Company's employee stock purchase plan is qualified under the Internal Revenue Code and permits employees to purchase shares at a price equal to 85% of the lower of: (i) the fair market value of the shares at the commencement date of each six-month option period or (ii) the fair market value of the shares at the close of the option period. A maximum of 500,000 shares may be issued under the plan. With certain exceptions, all employees of the Company may participate in the plan and pay for their options through payroll deductions.

The Company issued 18,221 shares at $7.23 per share and 19,517 shares at $4.52 per share under the plan during 1997, 37,110 shares at $7.44 during 1996, and 32,374 shares at $6.59 per share during 1995. In January 1998, the Company issued 37,574 shares at $2.39 per share under the plan.

1993 Outside Director Stock Option Plan.
----------------------------------------

The Company has established a directors stock option plan which has reserved up to 10,000 common shares to be offered to outside directors of the Company. Grants are made at the market price of the stock at the date of grant. During 1993, the Company granted options on 6,000 common shares, at $13.00 per share. During 1995, the Company granted an option on 2,000 common shares, at $9.25 per share. All of the outstanding options were exercisable at December 31, 1997; however, none have been exercised. At December 31, 1997, 2,000 options were available under this plan for future grants.

1993 Stock Incentive Plan.
--------------------------

The Company's stock incentive plan provides that options on up to 1,300,000 shares may be granted to employees of the Company. Grants are made at the market price of the stock at the date of grant. One-fourth of the options become exercisable on each anniversary of the grant. Any options which are not exercisable by an employee at the termination of employment are canceled.

A summary of option transactions under the stock incentive plan is as follows:

                                                               WEIGHTED AVERAGE
                                                  SHARES        EXERCISE PRICE
Outstanding December 31, 1994                      296,500          $10.43

  Canceled                                        (47,000)           9.86
                                                -----------
Outstanding December 31, 1995                      249,500           10.54

  Granted                                           35,000           9.64
  Exercised                                          (500)           8.88
  Canceled                                        (44,500)           10.29
                                                -----------
Outstanding December 31, 1996                      239,500           10.46

  Granted                                          151,000           5.10
  Canceled                                        (39,500)           10.49
                                                -----------
Outstanding December 31, 1997                      351,000           8.15
                                                ===========


The following table shows various information about stock options outstanding at December 31, 1997:

                                         OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                         ---------------------------------------------------   ---------------------------------
                                              WEIGHTED-
                                               AVERAGE
                             NUMBER           REMAINING         WEIGHTED-           NUMBER           WEIGHTED
                           OUTSTANDING AT    CONTRACTUAL         AVERAGE        EXERCISABLE AT        AVERAGE
        RANGE OF          DECEMBER 31,        LIFE (IN           EXERCISE        DECEMBER 31,        EXERCISE
    EXERCISE PRICES           1997             YEARS)             PRICE              1997              PRICE

      $3.82 - 5.44           151,000             9.5              $5.10                -                 -
          8.50                96,500             7.0               8.50             72,375             $8.50
      9.50 - 11.75            25,000             8.0              10.03              8,750             10.20
         13.00                78,500             5.9              13.00             78,500             13.00
                         --------------                                        ----------------
      3.82- 13.00            351,000             7.7               8.15             159,625            10.81
                         ==============                                        ================



At December 31, 1997, 949,000 shares were available for future grants under the stock incentive plan.

The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans and its employee stock purchase plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for the awards under those plans consistent with the method of FASB Statement 123, the effect on the Company's net earnings (loss) and earnings (loss) per share would have been reduced as follows:


                                                 YEAR ENDED DECEMBER 31
                                             1997            1996           1995

Net earnings (loss)

   As reported                             ($1,101)         ($910)         $8,021
   Pro forma                               ($1,199)          (985)          7,968
Net earnings (loss) per share
   As reported                              ($0.18)        ($0.15)          $1.36
   Pro forma                                ($0.20)         (0.17)           1.35

The majority of the additional expense in the pro forma net (loss) earnings in the table above is the result of shares issued under the Employee Stock Purchase Plan.

F.  FINANCE PARTICIPATION

The Company earns a finance participation fee on credit sales placed through a private-label revolving credit plan with a bank. Receivables from this plan are held by the bank without recourse to the Company. Sales under the private label plan represented approximately 40, 46, and 43 percent of consolidated net sales for the years ended December 31, 1997, 1996, and 1995, respectively. Because a significant portion of the Company's sales are financed by consumers, the lack of availability of consumer credit programs, or a significant increase in the cost of such programs, could have a material adverse effect on the Company.

G.  INCOME TAXES

Deferred taxes reflect the effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal current and non-current deferred income tax assets are as follows:

                                                              DECEMBER 31
                                                           1997         1996

Deferred tax assets:
  Deferred warranty revenue                                $3,403       $4,534
  Merchandise inventories                                   1,177        1,094
  Capital lease obligations                                   735          587
  Depreciation                                                162        1,057
  Workers' compensation accrual                             1,725        1,453
  Vacation accrual                                            295          290
  Other                                                       414          251
  Valuation allowance                                       (155)
                                                       -----------  -----------
Net deferred tax asset                                     $7,756       $9,266
                                                       ===========  ===========

Included in the balance sheet:
  Current                                                  $3,375       $2,916
  Long-term                                                 4,381        6,350
                                                       -----------  -----------
                                                           $7,756       $9,266
                                                       ===========  ===========

Income taxes (benefit) consist of the following:

                                                            YEAR ENDED
                                                            DECEMBER 31

                                                  1997         1996         1995
Currently payable:
  Federal                                        ($1,985)       $2,461       $5,810
  State and local                                      50          535        1,255
                                               -----------   ----------   ----------
                                                  (1,935)        2,996        7,065

Deferred federal and state                          1,510      (3,526)      (1,840)
                                               -----------   ----------   ----------
                                                   ($425)       ($530)       $5,225
                                               ===========   ==========   ==========

In connection with the initial public offering of stock in 1993, the initial shareholders of the Company entered into a Tax Indemnification Agreement that requires the Company to reimburse them for certain additional taxes that they may have to pay for any adjustments in prior years' taxable income. In addition, the agreement requires the initial shareholders to reimburse the Company for certain decreases in taxes that are refunded to them for adjustments in prior years' taxable income. The Company also agreed to conduct, at its expense, the defense of, or the negotiations in settlement with respect to, any challenge to the S Corporation status in prior years. All obligations required under the Tax Indemnification Agreement have been settled through 1992.

A reconciliation between the statutory federal income tax rate and the effective tax rate follows:

                                                                 YEAR ENDED
                                                                 DECEMBER 31

                                                          1997         1996         1995

Statutory Federal income tax rate                         (34)%        (34)%          34%
State and local income taxes,
  net of federal benefit                                   (4)          (3)            5
Change in valuation allowance                              10
                                                    -----------   ----------   ----------
                                                          (28)%        (37)%          39%
                                                    ===========   ==========   ==========

The disproportionate provision for income taxes in 1997 reflects minimum taxes imposed by certain jurisdictions and a valuation reserve for certain state operating loss carryforwards that the Company has determined are more likely than not that the carryforwards will not yield a benefit to the Company in the future.

H.  EMPLOYEE BENEFIT PLANS

The Company has a profit sharing plan for all eligible employees. Contributions to the plan are made under guidelines established in the Roberds, Inc. Executive Compensation Plan. Profit sharing plan expense was $80 for the year ended December 31, 1997 and $97 for the year ended December 31, 1996. No contribution was made to the profit sharing plan for the year ended December 31, 1995.

The Company has a self-insured group health and welfare benefit plan. This plan operates through an independent trust and offers major medical, dental and disability insurance coverage to all eligible employees. The Company provides life insurance for all employees and their dependents at no cost to the employees. The Company's expense under the health and welfare benefit plan was approximately $318 in the year ended December 31, 1997, $281 in 1996, and $200 in 1995. At December 31, 1997, the Company had advances receivable from the health and welfare benefit plan of $375, and $250 at December 31, 1996. The Company does not provide post-employment or post-retirement benefits for its employees.

I.  LITIGATION AND OTHER PROCEEDINGS

In February 1994, the Company announced its earnings for the fourth quarter and year ended December 31, 1993. Following that announcement, the Company's stock price declined substantially. Four lawsuits were filed against the Company, certain of its directors, certain of its officers, and its co-managing underwriters, in U.S. District Court for the Southern District of Ohio, case numbers C-3-94-86, 99, 100, and 127. The suits were consolidated into a single suit, In re Roberds Securities Litigation. In December 1996, the Company reached an agreement to settle the class-action securities litigation and such agreement was approved by the court in 1997. A total of $1.6 million was paid into an escrow account to satisfy the plaintiffs' legal expenses and claims for damages to the class. In 1997, Roberds paid $342,500 into escrow as its share of the settlement, and the insurance carrier for its officers and directors paid $1,257,500. No portion of the funds paid into escrow can revert to the Company.

During 1994, the Ohio Bureau of Workers' Compensation ("Bureau") completed an examination of the Company's 1992 and 1993 Ohio workers' compensation tax returns. As a result of that audit, the Bureau issued an assessment against the Company for approximately $1,000. As a result of the Company's appeals and an adjustment received in 1995, the assessment was reduced to $871. The assessment was based on the Bureau's reclassification of the majority of the Company's Ohio employees into higher rate classifications. In January 1997, the Company lost its appeal of a portion of the assessment in the Ohio Court of Appeals. The Company has filed another appeal of right with the Ohio Supreme Court.
The Company will be subject to similar adjustments for the years subsequent to 1993. The Company accrued $2,600 in the fourth quarter of 1996 for the estimated amount of an assessment for the 1992-1996 time period. For 1997, the Company accrued in selling, delivery and administrative expense the estimated amount of additional taxes that would be caused by a reclassification of employees.

The amount of the Company's payment to settle the shareholders' suit, and the related legal expenses, and the $2,600 accrual for the workers' compensation issue are contained in Litigation in the consolidated statements of operations in 1996.

The Company is involved in various legal proceedings, incidental to normal operations. At this time, it is not possible to determine the ultimate liability, if any, in these matters. In the opinion of management, after consultation with legal counsel, such proceedings will not have a material effect on the financial position or results of operations.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE.     None.

                                    PART III

Certain information required by Part III of this Report is omitted because the Company will file a definitive proxy statement, pursuant to Regulation 14A, for its 1998 annual meeting of shareholders ("1998 Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Information concerning the Company's directors is contained in the "Election of Directors" section of the Company's 1998 Proxy Statement and is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the "Executive Compensation" section of the Company's 1998 Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the "Security Ownership of Certain Beneficial Owners and Management" section of the Company's 1998 Proxy Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the "Certain Relationships and Related Transactions" section of the Company's 1998 Proxy Statement.


                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1)   FINANCIAL STATEMENTS
         -----------------------------

         The following financial statements are filed as part of this Report and are attached hereto:

                  Independent Auditors' Report.

                  Consolidated Balance Sheets at December 31, 1997 and 1996.

                  Consolidated Statements of Operations for the years ended December 31, 1997, 1996, and 1995.

                  Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996, and 1995.

                  Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995.

                  Notes to Consolidated Financial Statements for the years ended December 31, 1997, 1996 and 1995.

         (a)(2)   FINANCIAL STATEMENT SCHEDULES
         --------------------------------------

The following financial statement schedule of the Company, for the three years ended December 31, 1997, is filed as part of this Report and should be read in conjunction with the consolidated financial statements of Roberds, Inc. for the periods then ended:

         Independent Auditors' Report

         Schedule II, Valuation and qualifying accounts

Schedules not listed above are omitted because they are not applicable, are not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT
----------------------------

Board of Directors
Roberds, Inc.
Dayton, Ohio

We have audited the consolidated financial statements of Roberds, Inc. and subsidiary as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 17, 1998. Such financial statements and report are included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of Roberds, Inc. and subsidiary, listed in Item 14(a)(2) of this Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Dayton, Ohio
February 17, 1998

ROBERDS, INC. AND SUBSIDIARY

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

                COLUMN A                        COLUMN B        COLUMN C         COLUMN D         COLUMN E
------------------------------------------    -------------   -------------    -------------    -------------
                                               BALANCE AT      CHARGED TO                        BALANCE AT
                                               BEGINNING       COSTS AND                           END OF
DESCRIPTION                                    OF PERIOD        EXPENSES        DEDUCTIONS         PERIOD
------------------------------------------    -------------   -------------    -------------    -------------

YEAR ENDED DECEMBER 31, 1997:
   Allowance for doubtful accounts                $80             $620             $625             $75

YEAR ENDED DECEMBER 31, 1996:
   Allowance for doubtful accounts                $50             $619             $589             $80

YEAR ENDED DECEMBER 31, 1995:
   Allowance for doubtful accounts                $50             $246             $246             $50

      (a)(3)     EXHIBITS
      -------------------

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

10.1.1#       Amendment to Roberds, Inc. 1993 Stock Incentive Plan, filed as
              Exhibit 99.1 to Registrant's Form S-8, File No. 33-97262, filed September 25, 1995, and incorporated herein by reference.

10.1.2# Amendment to Roberds, Inc. 1993 Stock Incentive Plan, referred to in Exhibit 10.1, effective as of November 1, 1996, and filed as
              Exhibit 10.1.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

10.2# Roberds, Inc. Employee Stock Purchase Plan, filed October 1, 1993 as Exhibit 10.2 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

10.2.1# Amendment to Roberds, Inc. Employee Stock Purchase Plan, referred to in Exhibit 10.2, effective as of November 1, 1996, and filed as
              Exhibit 10.2.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

**10.2.2#     Amendment to Roberds, Inc. Employee Stock Purchase Plan, referred to in Exhibit 10.2, effective as of May 13, 1997, and filed as
              Exhibit 99.1 to Registrant's Form S-8, Registration File No.
              333-37829, and incorporated herein by reference.

10.3# Roberds, Inc. 1993 Outside Director Stock Option Plan, filed October 1, 1993 as Exhibit 10.3 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

10.3.1# Amendment to Roberds, Inc. 1993 Outside Director Stock Option Plan, referred to in Exhibit 10.3, effective as of November 1, 1996, and filed as Exhibit 10.3.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

10.3.2# Roberds, Inc. Profit Sharing and Employee Retirement Savings Plan, as amended, filed as Exhibit 99 to Registrant's Form S-8, Registration File No. 33-81086, and incorporated herein by reference.

**10.3.2.1#   Roberds, Inc. Profit Sharing and Employee Retirement Savings Plan,
              as adopted March 26, 1997, and filed as Exhibit 99 to Registrant's
              Form S-8, Registration File No. 333-43977, and incorporated herein by reference.

10.3.3# Roberds, Inc. Amended and Restated Deferred Compensation Plan for Outside Directors, effective 1996, filed as Exhibit 10.3.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.

10.3.3.1#     Amendment to Roberds, Inc. Amended and Restated Deferred
              Compensation Plan for Outside Directors, referred to in Exhibit
              10.3.3, effective as of February 27, 1996, and filed as Exhibit
              10.3.3.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

10.3.3.2#     Amendment to Roberds, Inc. Amended and Restated Deferred
              Compensation Plan for Outside Directors, referred to in Exhibit
              10.3.3, effective as of November 1, 1996, and filed as Exhibit
              99.1 to Registrant's Form S-8, Registration File No. 333-19903, and filed as Exhibit 10.3.3.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

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

10.4.1.2 Assignment and Assumption Agreement in connection with the transfer of ownership of Registrant's facility located at 1000 East Central Avenue, West Carrollton, Ohio from Kenneth W. Fletcher, individually, to DAF Investments LTD., an Ohio limited liability company controlled by Mr. Fletcher, and assigning Registrant's related lease of the property to DAF Investments LTD., all effective Janu-ary 1, 1995, and filed as Exhibit 10.4.1.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

10.4.1.3 Assignment and Assumption of Lease in connection with the transfer of ownership of Registrant's facility located at 1000 East Central Avenue, West Carrollton, Ohio from DAF Investments LTD., an Ohio limited liability company controlled by Mr. Kenneth W. Fletcher, to DAF West Carrollton Plaza, LTD., an Ohio limited liability company controlled by Mr. Fletcher, and assigning Registrant's related lease of the property to DAF West Carrollton Plaza, LTD., effective January 14, 1997, and filed as Exhibit 10.4.1.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

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

10.4.2.3 Assignment and Assumption of Lease in connection with the transfer of ownership of Registrant's facility located at 1100 East Central Avenue, West Carrollton, Ohio from DAF Investments LTD., an Ohio limited liability company controlled by Mr. Kenneth W. Fletcher, to DAF West Carrollton Plaza, LTD., an Ohio limited liability company controlled by Mr. Fletcher, and assigning Registrant's related lease of the property to DAF West Carrollton Plaza, LTD., effective January 14, 1997, and filed as Exhibit 10.4.2.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

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

10.6.3.4 Amendment to Amended and Restated Business Loan Agreement between Bank One, Dayton, NA and Registrant, dated as of June 29, 1996, amending the agreement referred to in Exhibit 10.6.3, filed as
              Exhibit 10.6.3.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

10.6.3.5 Second Amendment to Amended and Restated Business Loan Agreement between Bank One, Dayton, NA and Registrant, dated December 31, 1996, amending the agreement referred to in Exhibit 10.6.3.4, filed as Exhibit 10.6.3.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

10.6.3.6 Amendment to Second Amended and Restated Business Loan Agreement between Bank One, Dayton, NA and Registrant, dated February 27, 1997, amending the agreement referred to in Exhibit 10.6.3, filed as Exhibit 10.6.3.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

**10.6.3.7    Second Amendment to Second Amended and Restated Business Loan
              Agreement between Bank One, NA, successor by merger of Bank One,
              Dayton, NA, and Registrant, dated as of June 30, 1997, amending the agreement referred to in Exhibit 10.6.3, filed as Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.

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

10.10.2# Registrant's Seconded Amended and Restated Executive Compensation Plan, as amended for the 1997 calendar year, amending the Plan referred to in Exhibit 10.10.1 above, filed as Exhibit 10.10.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

*10.10.3#     Registrant's Third Amended and Restated Executive Compensation
              Plan, as amended for the 1998 calendar year, amending the Plan referred to in Exhibit 10.10.2 above, filed herewith.

10.11.1# Employment Agreement, dated as of March 1, 1996, between Registrant and Charles H. Palko, Vice President-Appliances, filed as Exhibit 10.11.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

10.11.2# Employment Agreement, dated as of July 10, 1996, between Registrant and Michael E. Ray, President-Tampa Market, filed as
              Exhibit 10.11.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

*10.11.3#     Employment Agreement, dated as of May 27, 1997, between Registrant and Billy D. Benton, Executive Vice President-Operations, filed herewith.

*10.11.4#     Consulting Agreement, dated as of December 1, 1997, between
              Registrant and Kenneth W. Fletcher, Chairman of the Board, filed herewith.

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

         (b)      REPORTS ON FORM 8-K
         ----------------------------

On November 25, 1997, the Registrant filed a Report on Form 8-K announcing the retirement of Mr. Kenneth W. Fletcher from the positions of Chief Executive Officer and President of the Company and the appointment of Mr. James F. Robeson to those positions.

         (c)      EXHIBITS
         -----------------

The response to this portion of Item 14 is submitted as a separate section of this Report.

         (d)      FINANCIAL STATEMENT SCHEDULES
         --------------------------------------

The response to this portion of Item 14 is submitted as a separate section of this Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROBERDS, INC., by

/s/ James F. Robeson*
------------------------------------
James F. Robeson, its
Chief Executive Officer
and President

/s/ Robert M. Wilson
------------------------------------
Robert M. Wilson, its
Executive Vice President and
Chief Financial Officer

/s/ Michael A. Bruns
------------------------------------
Michael A. Bruns, its
Vice President and
Chief Accounting Officer

           /s/ Robert M. Wilson
*By:________________________________

 Robert M. Wilson
 Attorney in Fact

February 17, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on February 17, 1998.

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

/s/ Howard W. Smith*
------------------------------------
Howard W. Smith
Director

------------------------------------
Gilbert P. Williamson
Director

/s/ Robert M. Wilson
------------------------------------
Robert M. Wilson
Director

/s/ Donald C. Wright*
------------------------------------
Donald C. Wright
Director

            /s/ Robert M. Wilson
*By:________________________________

 Robert M. Wilson
 Attorney in Fact

                                  EXHIBIT INDEX
                                  -------------

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

10.1.1#       Amendment to Roberds, Inc. 1993 Stock Incentive Plan, filed as
              Exhibit 99.1 to Registrant's Form S-8, File No. 33-97262, filed September 25, 1995, and incorporated herein by reference.

10.1.2# Amendment to Roberds, Inc. 1993 Stock Incentive Plan, referred to in Exhibit 10.1, effective as of November 1, 1996, and filed as
              Exhibit 10.1.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

10.2# Roberds, Inc. Employee Stock Purchase Plan, filed October 1, 1993 as Exhibit 10.2 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

10.2.1# Amendment to Roberds, Inc. Employee Stock Purchase Plan, referred to in Exhibit 10.2, effective as of November 1, 1996, and filed as
              Exhibit 10.2.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

**10.2.2#     Amendment to Roberds, Inc. Employee Stock Purchase Plan, referred to in Exhibit 10.2, effective as of May 13, 1997, and filed as
              Exhibit 99.1 to Registrant's Form S-8, Registration File No.
              333-37829, and incorporated herein by reference.

10.3# Roberds, Inc. 1993 Outside Director Stock Option Plan, filed October 1, 1993 as Exhibit 10.3 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

10.3.1# Amendment to Roberds, Inc. 1993 Outside Director Stock Option Plan, referred to in Exhibit 10.3, effective as of November 1, 1996, and filed as Exhibit 10.3.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

10.3.2# Roberds, Inc. Profit Sharing and Employee Retirement Savings Plan, as amended, filed as Exhibit 99 to Registrant's Form S-8, Registration File No. 33-81086, and incorporated herein by reference.

**10.3.2.1#   Roberds, Inc. Profit Sharing and Employee Retirement Savings Plan,
              as adopted March 26, 1997, and filed as Exhibit 99 to Registrant's
              Form S-8, Registration File No. 333-43977, and incorporated herein by reference.

10.3.3# Roberds, Inc. Amended and Restated Deferred Compensation Plan for Outside Directors, effective 1996, filed as Exhibit 10.3.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.

10.3.3.1#     Amendment to Roberds, Inc. Amended and Restated Deferred
              Compensation Plan for Outside Directors, referred to in Exhibit
              10.3.3, effective as of February 27, 1996, and filed as Exhibit
              10.3.3.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

10.3.3.2#     Amendment to Roberds, Inc. Amended and Restated Deferred
              Compensation Plan for Outside Directors, referred to in Exhibit
              10.3.3, effective as of November 1, 1996, and filed as Exhibit
              99.1 to Registrant's Form S-8, Registration File No. 333-19903, and filed as Exhibit 10.3.3.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

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

10.4.1.3 Assignment and Assumption of Lease in connection with the transfer of ownership of Registrant's facility located at 1000 East Central Avenue, West Carrollton, Ohio from DAF Investments LTD., an Ohio limited liability company controlled by Mr. Kenneth W. Fletcher, to DAF West Carrollton Plaza, LTD., an Ohio limited liability company controlled by Mr. Fletcher, and assigning Registrant's related lease of the property to DAF West Carrollton Plaza, LTD., effective January 14, 1997, and filed as Exhibit 10.4.1.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

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

10.4.2.3 Assignment and Assumption of Lease in connection with the transfer of ownership of Registrant's facility located at 1100 East Central Avenue, West Carrollton, Ohio from DAF Investments LTD., an Ohio limited liability company controlled by Mr. Kenneth W. Fletcher, to DAF West Carrollton Plaza, LTD., an Ohio limited liability company controlled by Mr. Fletcher, and assigning Registrant's related lease of the property to DAF West Carrollton Plaza, LTD., effective January 14, 1997, and filed as Exhibit 10.4.2.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

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

10.6.3.4 Amendment to Amended and Restated Business Loan Agreement between Bank One, Dayton, NA and Registrant, dated as of June 29, 1996, amending the agreement referred to in Exhibit 10.6.3, filed as
              Exhibit 10.6.3.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

10.6.3.5 Second Amendment to Amended and Restated Business Loan Agreement between Bank One, Dayton, NA and Registrant, dated December 31, 1996, amending the agreement referred to in Exhibit 10.6.3.4, filed as Exhibit 10.6.3.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

10.6.3.6 Amendment to Second Amended and Restated Business Loan Agreement between Bank One, Dayton, NA and Registrant, dated February 27, 1997, amending the agreement referred to in Exhibit 10.6.3, filed as Exhibit 10.6.3.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

**10.6.3.7    Second Amendment to Second Amended and Restated Business Loan
              Agreement between Bank One, NA, successor by merger of Bank One,
              Dayton, NA, and Registrant, dated as of June 30, 1997, amending the agreement referred to in Exhibit 10.6.3, filed as Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.

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

10.10.1# Registrant's Amended and Restated Executive Compensation Plan, as amended for the 1996 calendar year, amending the Plan referred to in Exhibit 10.10 above, and filed as Exhibit 10.10.1 to Regis-rant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.

10.10.2# Registrant's Seconded Amended and Restated Executive Compensation Plan, as amended for the 1997 calendar year, amending the Plan referred to in Exhibit 10.10.1 above, filed as Exhibit 10.10.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

*10.10.3#     Registrant's Third Amended and Restated Executive Compensation
              Plan, as amended for the 1998 calendar year, amending the Plan referred to in Exhibit 10.10.2 above, filed herewith.

10.11.1# Employment Agreement, dated as of March 1, 1996, between Registrant and Charles H. Palko, Vice President-Appliances, filed as Exhibit 10.11.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

10.11.2# Employment Agreement, dated as of July 10, 1996, between Registrant and Michael E. Ray, President-Tampa Market, filed as
              Exhibit 10.11.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

*10.11.3#     Employment Agreement, dated as of May 27, 1997, between Registrant and Billy D. Benton, Executive Vice President-Operations, filed herewith.

*10.11.4#     Consulting Agreement, dated as of December 1, 1997, between
              Registrant and Kenneth W. Fletcher, Chairman of the Board, filed herewith.

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