Form 10-K/A
period 1997-12-31
ROBERDS INC
filed 1998-03-25
CIK 912952

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-K/A

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements
for the past 90 days Yes X   No
                        -----   -----
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

Pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, the undersigned registrant ("Registrant") hereby amends its annual report on Form 10-K for the fiscal year ended December 31, 1997 to include the following information, financial statements, and exhibits required by Form 11-K with respect to the Roberds, Inc. Employee Stock Purchase Plan ("Plan") for the year ended December 31, 1997. Roberds, Inc. is the issuer of the securities held pursuant to the Plan. The schedules called for under Article 6A-05 in Regulation S-X have been omitted because they are inapplicable or the required information has been given in the financial statements or notes thereto:



                   ROBERDS, INC. EMPLOYEE STOCK PURCHASE PLAN


TABLE OF CONTENTS                                                        Page
-----------------                                                        ----

Independent Auditors' Report                                               3

Financial Statements:

         Statements of Financial Condition
         as of December 31, 1997 and 1996                                  4

         Statements of Operations and Changes in
         Participants' Equity for the Years Ended
         December 31, 1997, 1996, and 1995                                 5

Notes To Financial Statements                                              6

INDEPENDENT AUDITORS' REPORT




Members of the Compensation Committee
Roberds, Inc. Employee Stock Purchase Plan
Dayton, Ohio

We have audited the accompanying statements of financial condition of the Roberds, Inc. Employee Stock Purchase Plan (the Plan) as of December 31, 1997 and 1996, and the related statements of operations and changes in participants' equity for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial condition of Roberds, Inc. Employee Stock Purchase Plan at December 31, 1997 and 1996, and the results of its operations and the changes in participants' equity for the years then ended, in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP

March 8, 1998
Dayton, Ohio

ROBERDS, INC. EMPLOYEE STOCK PURCHASE PLAN

STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

ASSETS AND PARTICIPANTS' EQUITY                           1997            1996

INVESTMENT IN ROBERDS, INC. COMMON
  STOCK, AT FAIR VALUE                                 $ 141,522       $ 313,310

EMPLOYEE CONTRIBUTIONS RECEIVABLE                         16,322          22,573

CASH                                                      77,202         111,817
                                                       ----------      ---------

ASSETS AND PARTICIPANTS' EQUITY                        $ 235,046       $ 447,700
                                                       ==========      =========


See notes to financial statements.

ROBERDS, INC. EMPLOYEE STOCK PURCHASE PLAN

STATEMENTS OF OPERATIONS AND CHANGES IN PARTICIPANTS' EQUITY
YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                     1997            1996
INCREASE IN PARTICIPANTS' EQUITY:
  Employee contributions                                          $ 240,087       $ 324,828
  Unrealized depreciation of Roberds, Inc. common shares           (182,841)        (17,472)
                                                                   ----------       --------

          Net increase                                               57,246         307,356

DECREASE IN PARTICIPANTS' EQUITY - Distribution to
  withdrawn or terminated participants, or beneficiaries of
  deceased participants                                            (269,900)       (257,987)
                                                                   ----------      ---------

NET (DECREASE) INCREASE IN PARTICIPANTS' EQUITY                    (212,654)         49,369

PARTICIPANTS' EQUITY:
  Beginning of year                                                 447,700         398,331
                                                                    --------        -------

  End of year                                                     $ 235,046       $ 447,700
                                                                  ==========      =========


See notes to financial statements.

ROBERDS, INC. EMPLOYEE STOCK PURCHASE PLAN

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


A.    PLAN DESCRIPTION

      The Roberds, Inc. established the Employee Stock Purchase Plan (the "Plan") in November 1993. The Plan is designed and operated as an employee stock purchase plan under section 423 of the Internal Revenue Code of 1986 and the regulations thereunder. The Plan is not subject to provisions of the Employment Retirement Income Security Act of 1974 ("ERISA"). The Plan is administered by a committee of at least three persons appointed by the Board of Directors.

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

      In 1997, the Plan was amended so that offerings may be made under the Plan from time to time prior to December 31, 2007. The aggregate number of shares of stock that may be sold pursuant to all offerings under the plan, as amended, shall not exceed 500,000.

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

      Employee contributions are held and managed by a custodian, who invests cash received, interest and dividend income and makes distributions to participants.

      Certain administrative functions are performed by officers or employees of Roberds, Inc. or its subsidiaries. No such officer or employee receives compensation from the Plan. Administrative expenses for the recordkeeper fees are paid directly by Roberds, Inc.

E.    INVESTMENTS

      A reconciliation of Roberds, Inc. shares of common stock held by the Plan is as follows:



                                               1997           1996

          Balance, January 1                  37,977          28,972
          Acquired                            37,738          37,110
          Distributed                        (28,541)        (28,105)
                                              -------        --------

          Balance, December 31                47,174          37,977
                                              =======         ======


      At December 31, 1997 and 1996 there were obligations to distribute 2,139 and 901 shares of Roberds, Inc. common stock, respectively.

      In January 1998, an additional 37,574 shares of Roberds, Inc. common stock were purchased by the Plan at $2.39 per share.

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


/s/ ROBERT M. WILSON
------------------------------------
Robert M. Wilson, its
Executive Vice President and
Chief Financial Officer



/s/ MICHAEL A. BRUNS
------------------------------------
Michael A. Bruns, its
Vice President and
Chief Accounting Officer


ROBERDS, INC. EMPLOYEE STOCK PURCHASE PLAN, by


/s/ ROBERT M. WILSON
------------------------------------
Robert M. Wilson, its
Plan Administrator




*By: /s/ ROBERT M. WILSON
    --------------------------------
 Robert M. Wilson
 Attorney in Fact

March 20, 1998

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

10.2.2# Amendment to Roberds, Inc. Employee Stock Purchase Plan, referred to in Exhibit 10.2, effective as of May 13, 1997, and filed as Exhibit 99.1 to Registrant's Form S-8, Registration File No. 333-37829, and incorporated herein by reference.

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

10.3.2.1#         Roberds, Inc. Profit Sharing and Employee Retirement Savings
                  Plan, as adopted March 26, 1997, and filed as Exhibit 99 to Registrant's Form S-8, Registration File No. 333-43977, and incorporated herein by reference.

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

10.6.3.7 Second Amendment to Second Amended and Restated Business Loan Agreement between Bank One, NA, successor by merger of Bank One, Dayton, NA, and Registrant, dated as of June 30, 1997, amending the agreement referred to in Exhibit 10.6.3, filed as
                  Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.

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

10.10.3# Registrant's Third Amended and Restated Executive Compensation Plan, as amended for the 1998 calendar year, amending the Plan referred to in Exhibit 10.10.2 above, filed herewith.

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

10.11.3# Employment Agreement, dated as of May 27, 1997, between Registrant and Billy D. Benton, Executive Vice
                  President-Operations, filed herewith.

10.11.4# Consulting Agreement, dated as of December 1, 1997, between Registrant and Kenneth W. Fletcher, Chairman of the Board, filed herewith.

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

                                  EXHIBIT INDEX



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

10.2.2# Amendment to Roberds, Inc. Employee Stock Purchase Plan, referred to in Exhibit 10.2, effective as of May 13, 1997, and filed as Exhibit 99.1 to Registrant's Form S-8, Registration File No.333-37829, and incorporated herein by reference.

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

10.3.2.1#         Roberds, Inc. Profit Sharing and Employee Retirement Savings
                  Plan, as adopted March 26, 1997, and filed as Exhibit 99 to Registrant's Form S-8, Registration File No. 333-43977, and incorporated herein by reference.

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

10.6.3.7 Second Amendment to Second Amended and Restated Business Loan Agreement between Bank One, NA, successor by merger of Bank One, Dayton, NA, and Registrant, dated as of June 30, 1997, amending the agreement referred to in Exhibit 10.6.3, filed as
                  Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.

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

10.10.3# Registrant's Third Amended and Restated Executive Compensation Plan, as amended for the 1998 calendar year, amending the Plan referred to in Exhibit 10.10.2 above, filed herewith.

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

10.11.3# Employment Agreement, dated as of May 27, 1997, between Registrant and Billy D. Benton, Executive Vice
                  President-Operations, filed herewith.

10.11.4# Consulting Agreement, dated as of December 1, 1997, between Registrant and Kenneth W. Fletcher, Chairman of the Board, filed herewith.

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