Form 10-Q
period 1998-03-31
ROBERDS INC
filed 1998-05-05
CIK 912952

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

Yes   X      No
    -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On April 28, 1998, 6,043,615 common shares, without par value, were outstanding.

                          ROBERDS, INC. AND SUBSIDIARY

                                      INDEX


                                                                        PAGE
                                                                       NUMBER
                                                                       ------

PART 1.  FINANCIAL INFORMATION:


                  ITEM 1.   Financial Statements:

                  Condensed Consolidated Balance Sheets -
                    March 31, 1998 and December 31, 1997                  3

                  Condensed Consolidated Statements Of
                    Earnings - Three Months Ended
                    March 31, 1998 and 1997                               4

                  Condensed Consolidated Statements
                    of Cash Flows - Three Months Ended
                    March 31, 1998 and 1997                               5

                  Notes to Condensed Consolidated
                    Financial Statements                                  6

                  ITEM 2.   Management's Discussion
                                     and Analysis of Financial
                                     Condition and Results
                                     of Operations                        8

                  ITEM 3.  Quantitative and Qualitative
                                    Disclosures About Market Risk        12


PART II. OTHER INFORMATION:


                  ITEMS 1-5.        Inapplicable                         13

                  ITEM 6.  Exhibits and Reports
                                    on Form 8-K                          13

                          ROBERDS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                        MARCH 31       DECEMBER 31
                                                          1998             1997
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                             $  2,358        $  2,494
  Receivables:
    Customers                                              1,227           1,311
    Vendors and other                                      1,624           2,693
  Merchandise inventories                                 48,512          51,173
  Refundable income taxes                                  2,933           2,025
  Prepaid expenses and other                               1,511           1,792
  Deferred tax assets                                      3,569           3,375
                                                        --------        --------
          Total current assets                            61,734          64,863

  Property and equipment, net                             97,570          99,364
  Deferred tax assets                                      4,245           4,381
  Certificates of deposit, restricted                      2,903           2,541
  Other assets                                             1,634           1,542
                                                        --------        --------
                                                        $168,086        $172,691
                                                        ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                      $ 16,856        $ 16,871
  Accrued expenses                                         8,414           8,885
  Customer deposits                                       10,542          11,686
  Litigation                                               3,263           2,992
  Current maturities of long-term debt                     2,784           2,731
                                                        --------        --------
          Total current liabilities                       41,859          43,165

  Long-term debt including capital leases                 72,793          73,309
  Deferred warranty revenue and other                      9,548          10,448

SHAREHOLDERS' EQUITY:
  Common stock                                               604             601
  Additional paid-in capital                              32,177          32,091
  Retained earnings                                       11,105          13,077
                                                        --------        --------
          Total shareholders' equity                      43,886          45,769
                                                        ========        ========
                                                        $168,086        $172,691
                                                        ========        ========



       See notes to condensed consolidated financial statements.

                          ROBERDS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)

                                                        THREE MONTHS ENDED
                                                             MARCH 31
                                                       1998             1997

NET SALES AND SERVICE REVENUES                       $ 78,512         $ 83,152

COST OF SALES                                          53,831           56,511
                                                     --------         --------
     Gross profit                                      24,681           26,641

SELLING, DELIVERY AND ADMINISTRATIVE EXPENSES          27,688           26,426
INTEREST EXPENSE, NET                                   1,685            1,873
FINANCE PARTICIPATION INCOME                             (800)            (592)
OTHER INCOME, NET                                        (860)            (851)
                                                     --------         --------

LOSS BEFORE TAX BENEFIT                                (3,032)            (215)

INCOME TAX BENEFIT                                     (1,060)             (70)
                                                     --------         --------

NET (LOSS)                                           ($ 1,972)        ($   145)
                                                     ========         ========

BASIC AND DILUTED NET (LOSS) PER COMMON SHARE        ($  0.33)        ($  0.02)
                                                     ========         ========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  BASIC                                                 6,031            5,959
                                                     ========         ========
  DILUTED                                               6,031            5,959
                                                     ========         ========



       See notes to condensed consolidated financial statements.

                          ROBERDS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31
                                                               1998             1997
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                 ($1,972)        ($  145)
  Adjustments to reconcile net (loss)  to net
    cash provided by operating activities:
      Depreciation and amortization                            2,208           2,247
      Gain on sales of fixed assets                              (10)             (2)
  Changes in assets and liabilities, net                         870           5,379
                                                             -------         -------
      Net cash provided by operating activities                1,096           7,479

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                          (390)         (1,745)
  Proceeds from sales of fixed assets                             14              25
  Other                                                         (451)           (152)
                                                             -------         -------
      Net cash (used in) investing activities                   (827)         (1,872)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                  (3,463)         (6,830)
  Proceeds from long-term debt                                 3,000
  Net proceeds from issuance of common shares                     89             131
  Debt issuance costs                                            (31)
                                                             -------         -------
      Net cash (used in)  financing activities                  (405)         (6,699)
                                                             -------         -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                       (136)         (1,092)
CASH AND CASH EQUIVALENTS - Beginning of period                2,494           2,794
                                                             -------         -------
CASH AND CASH EQUIVALENTS - End of period                    $ 2,358         $ 1,702
                                                             =======         =======
CASH PAID (REFUNDED)FOR:
  Interest, net of capitalized amounts of $38 in 1997        $ 1,680         $ 2,054
                                                             =======         =======
  Income taxes                                               $  (119)        $   623
                                                             =======         =======

    See notes to the condensed consolidated financial statements

                          ROBERDS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS EXCEPT SHARE DATA)



A.   BASIS OF PRESENTATION

The consolidated balance sheet at December 31, 1997 is condensed from the audited financial statements. The accompanying unaudited condensed consolidated balance sheet at March 31, 1998, the condensed consolidated statements of operations for the three months ended March 31, 1998 and 1997, and the condensed consolidated statements of cash flows for the three months ended March 31, 1998 and 1997, have been prepared by the Company in accordance with generally accepted accounting principles and in the opinion of management include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of results of operations for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1997 included in Form 10-K. The results of operations for the three months ended March 31, 1998 may not be indicative of the results for the year ending December 31, 1998.

B.    DEBT

                                              MARCH 31     DECEMBER 31
                                               1998           1997

Mortgage notes payable                         $45,779        $46,308
Revolving line of credit                        18,000         15,000
Term loan agreement                                             2,800
Capital lease obligations                       11,798         11,932
                                            -----------    -----------
                                                75,577         76,040
Less current maturities                          2,784          2,731
                                            -----------    -----------
                                               $72,793        $73,309
                                            ===========    ===========

In February 1998, the Company utilized the revolving line of credit to repay the balance outstanding under the term loan prior to its maturity.

The revolving bank line of credit expires in January 2000. The amount available under the line is limited to the lesser of: (a) $35,000 or (b) an amount based upon a percentage of eligible accounts receivable and inventory and certain previously incurred leasehold improvements. The agreement also provides that an additional amount is available for any expenditures for leasehold improvements and store expansion for which the Company has commitments for permanent financing. At March 31, 1998, $32,545 was available under the line of which $18,000 was outstanding. The interest rate under the line of credit is set monthly at the option of the Company at either the prime rate (8.50% at March 31, 1998) or one of various LIBOR rates plus 1.55% (7.23% at March 31, 1998).

The line of credit includes certain restrictive covenants including, among others, limitations on capital expenditures and the payment of dividends, maintenance of minimum current, fixed-charge-coverage, funded-debt-to-earnings, and debt-to-tangible-net-worth ratios. Certain of the covenants contained in the revolving credit agreement become increasingly restrictive over time.

C.  INCOME TAXES

Deferred tax assets relate principally to the deferral of extended warranty revenues over the lives of the contracts for financial reporting purposes versus recognizing the revenues in the year of sale for income tax purposes.

Income tax benefit consists of the following:


                                                   THREE MONTHS ENDED
                                                         MARCH 31
                                                   1998         1997

Currently payable (refundable):
  Federal                                           $(987)         $62
  State and local                                     (15)          41
                                                  -------         ----
                                                   (1,002)         103
Deferred                                              (58)        (173)
                                                  -------         ----
                                                  ($1,060)        ($70)
                                                  =======         ====

The disproportionate provision for income taxes reflects minimum taxes imposed by certain jurisdictions and a valuation reserve for certain state operating loss carryforwards that the Company has determined it is more likely than not that they will not yield a benefit to the Company in the future.

                          ROBERDS, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (DOLLAR AMOUNTS IN THOUSANDS)


RESULTS OF OPERATIONS

The first three months of 1998 resulted in a net loss of $(1,972) as compared to net loss of $(145) for the first three months of 1997. Sales for the three months ended March 1998 declined to $78,512 from $83,152 for the three months ended March 1997, a 5.6 percent decrease. The decline in total sales includes the effect of closing the Decatur, Georgia store in December 1997 and, to a much lesser extent, the withdrawal from the personal computer business in Dayton and Cincinnati. These factors will continue to have an unfavorable effect on total store sales throughout 1998.

Comparable store sales decreased 3.7 percent for the first three months of 1998. While comparable store sales decreased, the rate of decline slowed considerably during the first three months of 1998 as compared to the results in previous quarters. For the first three months of 1998, the percentage increases (decreases) in sales by market area were as follows:

                                   TOTAL          COMPARABLE
                                  STORES            STORES
                                 --------        ------------
Dayton                               2%                2%

Cincinnati                         (18)              (18)

Atlanta                             (4)                3

Tampa                               (7)               (7)

Comparable store sales for the Cincinnati market experienced the most significant decline due to the continued comparison against the very successful period following the market entry in July 1996. Overall, the Company believes that a highly competitive retail environment for big ticket goods, combined with an industry wide softness in consumer electronics and high consumer debt, also contributed to the decrease in comparable store sales.

Sales by major product category as a percentage of total sales for the three months ended March 31 were as follows:

                                              1998       1997
                                              ----       ----

Furniture..................................    40%        39%

Bedding....................................    13         13

Major appliances...........................    23         24

Consumer electronics.......................    18         20

Extended warranty contracts and other......     6          4
                                              ---        ---

                                              100%       100%
                                              ===        ===

Sales of consumer electronics products continued to decline as a percentage of total Company sales due to rapidly declining retail prices in that product category, continued industry softness, a highly competitive retailing environment, continuing technological advances, and the lack of new products, at higher prices, to offset the effect of mature products with declining prices. The Company expects retail price declines in the electronics category to continue for the foreseeable future.

In late March 1997, the Company entered into an agreement to sell third-party extended warranty contracts. Revenues and the related costs of the contracts entered into after the effective date of the agreement are being recognized at the time the third-party contracts are sold. Revenues and selling costs related to contracts sold prior to the effective date of the agreement will be recognized over the remaining lives of the contracts, and the expenses related to service costs will be recognized as incurred. Total sales were positively affected by this agreement by approximately 2.0 percent during the first three months of 1998. As a result of the change in the extended warranty arrangement, extended warranty contract revenue increased as a percentage of total sales during the first three months of 1998. The effect of the sale of third-party warranty contracts will become comparable beginning in the second quarter of 1998.

For the three months ended March 1998, gross profit was $24,681, or 31.4 percent of sales, as compared to $26,641, or 32.0 percent of sales, for the three months ended March 1997. The decrease in gross profit margin percentage for the three months ended March 1998 reflects the liquidation at reduced selling prices of certain aged inventories and inventories from certain vendors that are being de-emphasized or discontinued. Offsetting the decline in gross margin percentage were the above-mentioned sales of third-party extended warranty contracts which favorably affected gross margins as a percentage of sales by approximately 0.9 percent in the first three months of 1998.

Gross margin percentages for the first three months of 1998 by category were approximately 36 percent for furniture, 44 percent for bedding, 20 percent for major appliances and 17 percent for consumer electronics. The gross margin percentages for the first quarter of 1998, as compared to the first quarter of 1997, remained steady for bedding, while furniture, major appliances and consumer electronics gross margins declined considerably. Contributing to the decline in gross margin percentage for furniture and consumer electronics was the above mentioned liquidation of certain aged and de-emphasized merchandise. The Company expects that these lower margins will continue through the second quarter of 1998 as it continues to focus on the liquidation of aged and de-emphasized merchandise. Additionally, product prices and margins in consumer electronics and appliances continued to be under pressure during the first three months of 1998, as a result of intense competitive conditions in these categories.

For the three months ended March 1998, selling, delivery, and administrative expenses, which include occupancy costs, were $27,688, or 35.3 percent of sales, as compared to $26,426, or 31.8 percent of sales, for the comparable period in 1997. The increase is primarily attributed to: (a) increased finance charges for extended financing programs offered to customers, (b) increased sales commissions as a result of a higher percentage of revenue associated with the sale of extended warranty contracts and sales incentives to liquidate the above mentioned aged merchandise (c) increased wages, professional and other fees, and recruiting costs related to the initial implementation of certain customer service and merchandising improvement initiatives. These increases were offset in part by a decrease in advertising and promotion expenses.

Interest expense, net of interest income, decreased to $1,685 for the three months ended March 1998 compared to $1,873 for the comparable period in 1997. The decrease in 1998 resulted primarily from a reduction in merchandise inventories, which resulted in a decrease in the related indebtedness incurred to carry such inventories. No interest expense was capitalized in the first three months of 1998, while net expense was partially offset by the capitalization of $38 of interest during 1997.

Finance participation income, which consists of income from participation in the Company's private label credit card program, was $800, or 1.0 percent of sales, for the three months ended March 1998, as compared to $592, or 0.7 percent of sales, for the comparable period in 1997. The increase in participation resulted from the Company's decision to reduce its use of core financing programs offered to customers in all market areas during the first three months of 1998 as compared to 1997. This shift in financing programs reduced the amount of balances that do not yield income during the initial grace period, which increased the Company's participation for the first three months of 1998.

Other income increased to $860 for the three months ended March 1998 as compared to $851 for the comparable period in 1997. The majority of other income consists of cash discounts and rental income from tenants.

Loss before income taxes was ($3,032) in the first three months of 1998, compared to a loss of ($215) in 1997. Income tax benefit for 1997 was $1,060, or approximately 35% of the loss before taxes, as compared to $70, or 33% of the loss before taxes, in 1997. The disproportionate provisions for income taxes reflect minimum taxes imposed by certain jurisdictions and a valuation reserve for certain state operating loss carryforwards that the Company has determined it is more likely than not that they will not yield a benefit to the Company in the future.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $1,096 of cash from operating activities during the first three months of 1998. Cash of $2,661 was provided from a reduction in merchandise inventories, primarily in the appliance and consumer electronics product categories, as the Company continued to review its assortment and stocking requirements in these categories to better match consumer demand. Additionally, vendor receivables were reduced by $1,069, primarily as a result of fewer outstanding balances for incentives. Funds generated from the reduction of merchandises inventories and receivables were offset in part by a decline in customer deposits, a reduction in deferred warranty revenue, and an increase in refundable income taxes.

During the first three months of 1998, capital expenditures totaled $390. These expenditures primarily represented normal replacement and upgrade projects. The Company has no significant expansion or capital expenditure plans for 1998 other than normal replacement, repair, and upgrade projects, and existing store refurbishment.

In order to extend the maturity and to reduce the rate of interest, the Company refinanced the mortgage on its Vandalia, Ohio store in February 1998. The refinanced amount requires monthly principal and interest payments of $29 over a 15 year period, and bears interest at 7.64%.

The Company's revolving bank line of credit agreement expires in January 2000. The amount available under the line is limited to the lesser of: (a) $35,000, or
(b) an amount based upon a percentage of eligible accounts receivable and inventory and certain previously incurred leasehold improvements. The agreement also provides that an additional amount is available for any expenditures for leasehold improvements and store expansion for which the Company has commitments for permanent financing. At March 31, 1998, $32,545 was available under the line, of which $18,000 was outstanding.

The line of credit includes certain restrictive covenants including, among others, limitations on capital expenditures and the payment of dividends, maintenance of minimum current, fixed-charge-coverage, funded-debt-to-earnings, and debt-to-tangible-net-worth ratios. Certain of the covenants contained in the Company's revolving credit agreement become increasingly restrictive over time. In order to remain in compliance with those covenants, the Company's operations and cash flow will have to significantly improve during the second quarter of 1998 and remaining portion of 1998 over the actual results experienced during the comparable periods in 1997. Based on the operating results for the first three months of 1998, it is likely that the covenants will have to be renegotiated prior to the end of the second quarter of 1998 in order to remain in compliance. Based on its past working relationship with its primary lender, the Company expects that such approvals will be obtained if they are necessary; however, the Company has no assurance that such approvals will be granted.

SEASONALITY
-----------

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

Since there are no expansion plans for 1998, the Company will continue to focus on improving business operations. Areas of focus include improving the management of inventory, improving warehouse operations and reducing expenses, improving asset utilization, reducing store operating expenses, and turning around comparable store sales. At the same time, several initiatives are under way to improve customer service. Many of these efforts have required operating expenditures that adversely affected the Company's financial results for the first three months of 1998 and will continue to affect them through the second and third quarters of 1998. Thus, the Company expects to sustain a loss in the second quarter of 1998. The Company believes these initiatives will eventually yield significant improvement in the Company's operations and profitability. They will, however, take time to implement and may require capital and operating expenditures to implement.

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

There were no reports filed by the Company on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Roberds, Inc.
                               (Registrant)


Date May 1, 1998                        /s/ Robert M. Wilson
    -----------------------            ---------------------
                                            Robert M. Wilson
                                            Executive Vice President
                                            Chief Financial Officer


Date May 1, 1998                        /s/ Michael A. Bruns
    -----------------------            ---------------------
                                            Michael A. Bruns
                                            Vice President
                                            Controller
                                            Chief Accounting Officer