Form 10-K/A
period 1997-12-31
ROBERDS INC
filed 1998-06-19
CIK 912952

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

           Securities registered pursuant to Section 12(g) of the Act:
                        Common Shares, without par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days Yes X No
                         ---    ---

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



                                    1 of 28

Pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, the undersigned registrant ("Registrant") hereby amends its annual report on Form 10-K for the fiscal year ended December 31, 1997 to include the following information, financial statements, and exhibits required by Form 11-K with respect to the Roberds, Inc. Profit Sharing and Employee Retirement Savings Plan ("Plan") for the year ended December 31, 1997. Roberds, Inc. is the issuer of some of the securities held pursuant to the Plan. The schedules called for under
Article 6A-05 in Regulation S-X have been omitted because they are inapplicable or the required information has been given in the financial statements or notes thereto:



        ROBERDS, INC. PROFIT SHARING AND EMPLOYEE RETIREMENT SAVINGS PLAN


                                TABLE OF CONTENTS
                                -----------------

                                                                                        Page
                                                                                        ----

Independent Auditors' Report                                                                3

Financial Statements as of December 31, 1997 and 1996 and for the Year Ended December 31, 1997:

     Statements of Net Assets Available for Plan Benefits                                   4

     Statement of Changes in Net Assets Available for Plan Benefits                         5

     Notes To Financial Statements                                                          6

Supplemental Schedules as of December 31, 1997 and for the Year
  Then Ended:

     Item 27(a) - Schedule of Assets Held for Investment Purposes                          10

     Item 27(d) - Schedule of Reportable Transactions-
       Single in Excess of Five Percent of Plan Assets                                     11

     Item 27(d) - Schedule of Reportable Transactions-
       Series in Excess of Five Percent of Plan Assets                                     12




                                    2 of 28

INDEPENDENT AUDITORS' REPORT


Participants and Plan Administrator
Roberds, Inc. Profit Sharing and Employee
  Retirement Savings Plan:

We have audited the accompanying statements of net assets available for plan benefits of Roberds, Inc. Profit Sharing and Employee Retirement Savings Plan ("Plan") as of December 31, 1997 and 1996 and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1997 and 1996, and the changes in net assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audit of the Plan's financial statements as of and for the year ended December 31, 1997 was made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental schedules, listed in the foregoing table of contents, are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's management. The supplemental schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements for the year ended December 31, 1997, and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ Deloitte & Touche LLP

Dayton, Ohio
May 28, 1998



                                    3 of 28

ROBERDS, INC.
PROFIT SHARING AND EMPLOYEE RETIREMENT SAVINGS PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


                                                                          1997              1996
INVESTMENTS (Note C):
  Mutual Funds, at fair value:
    Equity                                                            $ 4,315,759       $
    Corporate bonds                                                       464,977
    U.S. Government Securities                                              4,946
    Money market                                                        2,346,432
  Roberds Inc. common stock                                                67,418
  Pooled separate accounts, at fair value:
    Equity                                                                                3,311,527
    Corporate bonds                                                                         352,510
    U.S. Government Securities                                                                  200
    Money market                                                                             51,829
  Deposit administrative account, at contract value                                       2,526,501
  Participants loans                                                      323,511           213,815
                                                                      -----------       -----------

          Total investments                                             7,523,043         6,456,382

  Receivables:
    Employer contributions                                                 86,740            80,945
    Participant contributions                                              77,296            73,126
                                                                      -----------       -----------

          Total receivables                                               164,036           154,071
                                                                      -----------       -----------

  Cash surrender value of life insurance                                                    101,626
                                                                      -----------       -----------

          Total assets                                                  7,687,079         6,712,079
                                                                      -----------       -----------

LIABILITIES - Excess contributions                                         20,464            74,186
                                                                      -----------       -----------

NET ASSETS AVAILABLE FOR PLAN BENEFITS                                $ 7,666,615       $ 6,637,893
                                                                      ===========       ===========


See notes to financial statements.



                                    4 of 28

ROBERDS, INC.
PROFIT SHARING AND EMPLOYEE RETIREMENT SAVINGS PLAN

STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


                                                              1997             1996

ADDITIONS (Note D):
  Investment income:
    Net appreciation in fair value of investment          $  348,951        $  515,396
    Dividends and interest                                   498,005           157,776
                                                          ----------        ----------

          Total investment income                            846,956           673,172

  Employer contributions                                      91,290            80,945
  Participant contributions                                  840,449           851,998
  Participant rollover contributions                          26,215            93,959
                                                          ----------        ----------

          Total additions                                  1,804,910         1,700,074

DEDUCTIONS (Note D):
  Benefits paid to participants                              774,522           499,192
  Fund expenses                                                1,666
  Other                                                                        100,476
                                                          ----------        ----------

          Total deductions                                   776,188           599,668

NET INCREASE IN ASSETS AVAILABLE FOR PLAN BENEFITS         1,028,722         1,100,406

NET ASSETS AVAILABLE FOR PLAN BENEFITS:
  Beginning of year                                        6,637,893         5,537,487
                                                          ----------        ----------

  End of year                                             $7,666,615        $6,637,893
                                                          ==========        ==========



See notes to financial statements.


                                    5 of 28

ROBERDS, INC.
PROFIT SHARING AND EMPLOYEE RETIREMENT SAVINGS PLAN

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


A.    PLAN DESCRIPTION

      The following brief description of the Roberds, Inc. Profit Sharing and Employee Retirement Savings Plan ("Plan") provides only general information. Participants should refer to the Plan agreement for more complete information.

      GENERAL - The Plan is a defined contribution 401(k) profit sharing plan which covers all full-time employees of Roberds, Inc. ("Company") who are age 21 and older. Each year the Company may make discretionary contributions as determined by its Board of Directors. The Plan is subject to provisions of the Employment Retirement Income Security Act of 1974 ("ERISA"). The Plan's administrator is Roberds, Inc. Effective April 1, 1997, the Merrill Lynch Trust Company replaced Union Central Life Insurance Company as the Plan recordkeeper. In addition, investment options available to Plan participants changed due to the change in Plan recordkeeper.

      PARTICIPANTS' ACCOUNTS - Participants may contribute up to 20% of their annual wages, subject to current Internal Revenue Service limitations. The Board of Directors of the Company has the discretion to determine the amount that the Company will contribute, in addition to the participants' deferral amounts, up to a maximum of 25% of the first six percent of each participant's pay that they contribute to the Plan. This match was 15% of the first 6% of each eligible participant's compensation contributed to the Plan in 1997 and 1996. This matching contribution is made in Roberds, Inc. common stock. Participants' accounts are credited with the participants' contribution and an allocation of (a) the Company's contributions, (b) investment net earnings, and (c) forfeitures of terminated participants' nonvested accounts. Allocations are based on participant wages, as defined. As of December 31, 1997, approximately $43,000 of forfeited amounts had not yet been allocated.

      Participants may designate investment of their 401(k) account balance in the following funds:

      - Merrill Lynch Retirement Preservation Trust - invests in Guaranteed Investment Contracts and in U.S. government and agency securities.

      -    Merrill Lynch Corporate Bond Fund, Inc. - Intermediate Term Portfolio
           - invests in corporate bonds.

      - Merrill Lynch Federal Securities Trust - invests in U.S. government and agency securities.

      - Merrill Lynch Capital Fund, Inc. - invests in equity, debt, and convertible securities.


                                    6 of 28

      - Merrill Lynch Global Allocation Fund, Inc. - invests in U.S. and foreign equity, debt and money market securities.

      -    Merrill Lynch Basic Value Fund, Inc. - invests in equity securities.

      -    Merrill Lynch Growth Fund - invests in equity securities.

      -    Merrill Lynch Equity Index Trust - invests in equity securities.

      - Ivy International Fund - invests in equity securities traded in European, Pacific Basin, and Latin American markets.

      -    AIM Constellation Fund - invests in equity securities.

      -    MFS Emerging Growth Fund - invest in equity securities.

      -    Roberds, Inc. Common Stock

      Participants may change their investment options daily.

      VESTING - Participants are 100% vested in their voluntary contributions, plus actual earnings thereon. Participants are 100% vested (cliff vesting) in employer contributions after five years of service with the Company.

      PARTICIPANTS' LOANS - Participants may borrow from their fund accounts a minimum of $500 up to a maximum equal to the lesser of $50,000 or 50% of their account balance. Loan transactions are treated as a transfer to
      (from) the investment fund from (to) the participant loan fund. Loan terms range up to five years. The loans are secured by the balance in the participant's account and bear interest at the prime rate of interest, plus 1%. Principal and interest are paid through monthly payroll deductions.

      PAYMENT OF BENEFITS - Upon termination of service, a participant may elect distribution by payment in a lump sum equal to the value of the participant's account or by payment in monthly, quarterly or annual installments over certain fixed periods of time.

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

      INVESTMENT VALUATION AND INCOME RECOGNITION - Mutual funds and pooled separate accounts are stated at fair value. Participant loans are valued at cost which approximates fair value. Gains and losses on investment transactions are determined by the weighted average method.

      ADMINISTRATIVE EXPENSES are paid by the Company.



                                    7 of 28

      PAYMENT OF BENEFITS are recorded when paid.

      USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      RECLASSIFICATIONS - Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation.



C.    INVESTMENTS

      Investments at contract or fair value exceeding five percent of the net assets of the Plan at December 31, 1997 and 1996 were:


                                                                                       1997            1996

Merrill Lynch Retirement Preservation Trust                                        $ 2,346,432     $
Merrill Lynch Corporate Bond Fund, Inc. - Intermediate Term Portfolio                  464,977
Merrill Lynch Global Allocation Fund, Inc.                                             439,433
Merrill Lynch Basic Value Fund, Inc.                                                 1,763,059
Merrill Lynch Growth Fund                                                              621,094
Ivy International Fund                                                                 378,032
AIM Constellation Fund                                                                 691,411
Union Central Life Insurance Company:
  Insurance deposit account                                                                          2,526,501
  Carillon Equity Fund                                                                               1,612,808
  Carillon Bond Fund                                                                                   352,510
  Carillon Capital Fund                                                                                471,721
  American 20th Century Ultra Fund                                                                     607,803
Other  (less than 5%)                                                                  818,605         885,039
                                                                                   ------------    -----------

Total                                                                              $ 7,523,043     $ 6,456,382
                                                                                   ============    ===========


                                    8 of 28

D.     SUPPLEMENTAL FUND INFORMATION

      Participants and employer contributions, benefits paid to participants, dividends and interest, net appreciation (depreciation) in fair value of investments and fund expenses by fund are as follows for the year ended December 31, 1997:



                                                                                                     NET
                                                                                                APPRECIATION
                                                                                                (DEPRECIATION)
                                               PARTICIPANT                 BENEFITS   DIVIDENDS    IN FAIR
                                 PARTICIPANT    ROLLOVER      EMPLOYER      PAID TO      AND       VALUE OF       FUND
                                CONTRIBUTIONS CONTRIBUTIONS CONTRIBUTIONS PARTICIPANTS INTEREST   INVESTMENTS   EXPENSES

Merrill Lynch Retirement
   Preservation Trust Fund        $ 115,796      $ 2,674     $ 4,550       $ 211,409  $ 109,740       $ 219       $ 69
Merrill Lynch Corporate Bond
  Fund, Inc. - Intermediate Term
  Portfolio                          38,323                                    8,399     17,115      12,684        125
Merrill Lynch Federal Securities
  Trust                               5,499                                       50        145          64          7
Merrill Lynch Capital Fund, Inc.      5,171                                       84      1,052         224
Merrill Lynch Global Allocation
  Fund, Inc.                         60,941        2,953                      18,164     58,501     (11,034)       210
Merrill Lynch Basic Value
  Fund, Inc.                        183,074        9,238                     182,573    143,857     353,183        435
Merrill Lynch Growth Fund            70,682                                   15,075     49,988      (2,755)       166
Merrill Lynch Equity Index
  Trust                              12,861        3,598                         136                  3,593         11
Ivy International Fund               19,109          645                         517      5,237     (32,564)         2
AIM Constellation Fund              123,703          931                      79,970     50,001      74,400        457
MFS Emerging Growth Fund             66,488        2,327                      16,131      3,102      28,485        173
Roberds, Inc. common stock            6,039                   86,740           2,135                (17,673)        11
Participant loans                                  3,849                      25,498     21,685
Insurance deposit account            13,710                                   87,298     34,661
Carillon Equity Fund                 20,122                                   54,057                (37,166)
Carillon Bond Fund                    6,936                                    2,814                   (261)
Money Market Fund                     4,354                                    2,311      2,921
Carillon Capital Fund                13,884                                   28,910                 (4,748)
Carillon Government Securities
  Fund                                1,080                                      221                     (4)
Neuberger & Berman Guardian
  Trust Fund                         21,788                                   15,528                    108
Neuberger & Berman Genesis Trust
  Fund                               13,068                                    3,656                 (2,843)
American 20th Century Select
  Fund                                8,976                                    5,854                  2,175
American 20th Century Ultra
  Fund                               27,716                                   13,732                (17,189)
Scudder International Fund            1,129                                                              53
                                  ---------     --------    --------       ---------  ---------   ---------    -------

                                  $ 840,449     $ 26,215    $ 91,290       $ 774,522  $ 498,005   $ 348,951    $ 1,666
                                  =========     ========    ========       =========  =========   =========    =======


E.    INCOME TAX STATUS

      The Plan has received a determination letter from the Internal Revenue Service dated April 23, 1998 indicating that the Plan qualifies under the Internal Revenue Code, Section 401(a), and is therefore not subject to tax under present law. The Plan's administrator has indicated that no changes have been made to the plan that would violate this tax-exempt status. Therefore, no provision for income taxes has been included in the Plan's financial statements.

                                   * * * * * *


                                    9 of 28

ROBERDS, INC.
PROFIT SHARING AND EMPLOYEE RETIREMENT SAVINGS PLAN

ITEM 27(a) - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
DECEMBER 31, 1997
--------------------------------------------------------------------------------



                                                                UNITS/NUMBER                            FAIR
                                                                  OF SHARES           COST              VALUE
MUTUAL FUNDS:
  Merrill Lynch Retirement Preservation Trust Fund                2,346,575        $2,346,213        $2,346,432
  Merrill Lynch Corporate Bond Fund, Inc. -
    Intermediate Term Portfolio                                      40,223           453,966           464,977
  Merrill Lynch Federal Securities Trust                                507             4,889             4,946
  Merrill Lynch Capital Fund, Inc.                                      726            24,844            25,068
  Merrill Lynch Global Allocation Fund, Inc.                         31,077           459,240           439,433
  Merrill Lynch Basic Value Fund, Inc.                               47,547         1,554,910         1,763,059
  Merrill Lynch Growth Fund                                          21,678           626,450           621,094
  Merrill Lynch Equity Index Trust                                    1,026            63,867            67,101
  Ivy International Fund                                              9,686           409,322           378,032
  AIM Constellation Fund                                             26,210           657,780           691,411
  MFS Emerging Growth Fund                                            9,137           307,236           330,561
  Roberds, Inc. common stock                                         22,473            83,957            67,418
  Participants loans (interest rates ranging from 8.25% -
    10% with various maturities through December 2002)              323,511           323,511           323,511
                                                                                   ----------        ----------

                                                                                   $7,316,185        $7,523,043
                                                                                   ==========        ==========



                                    10 of 28

ROBERDS, INC.
PROFIT SHARING AND EMPLOYEE RETIREMENT SAVINGS PLAN

ITEM 27(d) - SCHEDULE OF REPORTABLE TRANSACTIONS - SINGLE IN EXCESS OF FIVE PERCENT OF PLAN ASSETS YEAR ENDED DECEMBER 31, 1997
--------------------------------------------------------------------------------


                                                    PURCHASES                                   SALES
                                              ----------------------    -----------------------------------------------

                                               NUMBER OF                    NUMBER OF
                                               SHARES OR                    SHARES OR                              GAIN
              DESCRIPTION                      PRINCIPAL     AMOUNT         PRINCIPAL     PROCEEDS       COST     (LOSS)

AIM Constellation Fund                            26,075   $ 626,593                     $            $

Merrill Lynch Retirement Preservation Trust
  Fund                                         2,555,570   2,555,570

Merrill Lynch Basic Value Fund, Inc.              59,704   1,880,675

Merrill Lynch Corporate Bond Fund, Inc. -
  Intermediate Term Portfolio                     31,957     356,642

Merrill Lynch Global Allocation Fund, Inc.        30,444     446,313

Union Central Life Insurance Company - Deposit
  administrative account                                                    2,489,894    2,489,894    2,489,984


                                    11 of 28

ROBERDS, INC.
PROFIT SHARING AND EMPLOYEE RETIREMENT SAVINGS PLAN

ITEM 27(d) - SCHEDULE OF REPORTABLE TRANSACTIONS - SERIES IN EXCESS OF FIVE PERCENT OF PLAN ASSETS YEAR ENDED DECEMBER 31, 1997
--------------------------------------------------------------------------------

                                                         PURCHASES                               SALES
                                                   ----------------------    ---------------------------------------------

                                                      NUMBER                  NUMBER
                                                     OF TRANS-               OF TRANS-                              GAIN
                                                      ACTIONS   AMOUNT        ACTIONS    PROCEEDS       COST       (LOSS)

Merrill Lynch Retirement Preservation Trust             204  $ 2,931,253         163    $ 585,041    $ 585,041    $
Merrill Lynch Basic Value Fund, Inc.                    108    2,372,730         147      962,256      817,629     144,627
MFS Emerging Growth Fund                                 70      346,713          68       44,637       39,477       5,160
AIM Constellation Fund                                  102      852,459         148      234,651      194,679      39,972
Ivy International Fund                                   49      437,873          13       27,278       28,651      (1,373)
Merrill Lynch Corporate Bond Fund, Inc.- Intermediate
  Term Portfolio                                         47      522,162          71       69,909       68,235       1,674
Merrill Lynch Growth Fund                                70      708,920          63       84,887       82,287       2,600
Merrill Lynch Global Allocation Fund, Inc.               65      585,089          93      134,563      125,790       8,773
Union Central Life Insurance Company - Deposit
  administration account                                  4       76,760           7    2,637,921    2,637,921



                                    12 of 28

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment Number 2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 to be signed on its behalf by the undersigned, thereunto duly authorized.


ROBERDS, INC., by

/s/ James F. Robeson*
------------------------------------------
James F. Robeson, its
Chief Executive Officer and President



/s/ Robert M. Wilson
------------------------------------------
Robert M. Wilson, its
Executive Vice President and Chief Financial Officer



/s/ Michael A. Bruns
------------------------------------------
Michael A. Bruns, its
Vice President and Chief Accounting Officer




*By   /s/ Robert M. Wilson
   -----------------------------------
Robert M. Wilson,
Attorney in fact


ROBERDS, INC. PROFIT SHARING AND EMPLOYEE RETIREMENT SAVINGS PLAN, by



/s/ Robert M. Wilson
------------------------------------
Robert M. Wilson, its
Plan Administrator

June 18, 1998



                                    13 of 28

                                     PART IV
                                     -------

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(3)     Exhibits
--------------------

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


                                    14 of 28

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


                                    15 of 28

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

10.4.2.3 Assignment and Assumption of Lease in connection with the transfer of ownership of Registrant's facility located at 1100 East Central Avenue, West Carrollton, Ohio from DAF Investments LTD., an Ohio limited liability company controlled by Mr. Kenneth W. Fletcher, to DAF West Carrollton Plaza, LTD., an Ohio limited liability company


                                    16 of 28
                  controlled by Mr. Fletcher, and assigning Registrant's related lease of the property to DAF West Carrollton Plaza, LTD., effective January 14, 1997, and filed as Exhibit 10.4.2.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

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



                                    17 of 28

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

10.6.3.6 Amendment to Second Amended and Restated Business Loan Agreement between Bank One, Dayton, NA and Registrant, dated February 27, 1997, amending the agreement re-


                                    18 of 28
                  ferred to in Exhibit 10.6.3, filed as Exhibit 10.6.3.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

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

10.11.1# Employment Agreement, dated as of March 1, 1996, between Registrant and Charles H. Palko, Vice President-Appliances, filed as Exhibit 10.11.1 to Registrant's Annual Report



                                    19 of 28
                  on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

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



                                    20 of 28

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

10.1.2# Amendment to Roberds, Inc. 1993 Stock Incentive Plan, referred to in Exhibit 10.1, effective as of November 1, 1996, and filed as Exhibit 10.1.2 to Registrant's Annual Re-


                                    21 of 28
                  port on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

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



                                    22 of 28

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



                                    23 of 28

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

10.4.7 Lease Agreement dated March 1, 1987 between Registrant and Howard Investments, a partnership owned by the Initial Shareholders, relating to Registrant's Marietta, Georgia



                                    24 of 28
                  facility, filed October 1, 1993 as Exhibit 10.4.7 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.

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



                                    25 of 28

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

10.11.1# Employment Agreement, dated as of March 1, 1996, between Registrant and Charles H. Palko, Vice President-Appliances, filed as Exhibit 10.11.1 to Registrant's Annual Report


                                    26 of 28
                  on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

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



                                    27 of 28