Form 10-Q
period 1998-06-30
ROBERDS INC
filed 1998-08-07
CIK 912952

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On July 30, 1998, 6,043,615 common shares, without par value, were outstanding.

                          ROBERDS, INC. AND SUBSIDIARY

                                      INDEX


                                                                         PAGE
                                                                        NUMBER
                                                                        ------

PART 1.           FINANCIAL INFORMATION:


                  ITEM 1.      Financial Statements:

                  Condensed Consolidated Balance Sheets -
                    June 30, 1998 and December 31, 1997                   3

                  Condensed Consolidated Statements Of
                    Earnings - Three and Six Months Ended
                    June 30, 1998 and 1997                                4

                  Condensed Consolidated Statements
                    of Cash Flows - Six Months Ended
                    June 30, 1998 and 1997                                5

                  Notes to Condensed Consolidated
                    Financial Statements                                  6

                  ITEM 2.      Management's Discussion
                                     and Analysis of Financial
                                     Condition and Results
                                     of Operations                        8

                  ITEM 3.      Quantitative and Qualitative
                                     Disclosures About Market Risk       13


PART II.          OTHER INFORMATION


                  ITEMS 1-3.   Inapplicable                              14

                  ITEM 4.      Submission of Matters to a
                                     Vote of Security Holders            14

                  ITEM 5.      Inapplicable                              14

                  ITEM 6.      Exhibits and Reports
                                     on Form 8-K                         14

                          ROBERDS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                     JUNE 30      DECEMBER 31
                                                      1998           1997
                                                      ----           ----
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                          $  3,741     $  2,494
  Receivables:
    Customers                                           1,127        1,311
    Vendors and other                                   1,836        2,693
  Merchandise inventories                              43,089       51,173
  Refundable income taxes                               4,037        2,025
  Prepaid expenses and other                            2,556        1,792
  Deferred tax assets                                   3,217        3,375
                                                     --------     --------
          Total current assets                         59,603       64,863

Property and equipment, net                            95,748       99,364
Deferred tax assets                                     4,143        4,381
Certificates of deposit, restricted                     2,917        2,541
Other assets                                            1,605        1,542
                                                     --------     --------
                                                     $164,016     $172,691
                                                     ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                   $ 12,654     $ 16,871
  Accrued expenses                                      8,545        8,885
  Customer deposits                                    10,317       11,686
  Litigation                                            2,270        2,992
  Current maturities of long-term debt                  2,836        2,731
                                                     --------     --------
          Total current liabilities                    36,622       43,165

  Long-term debt including capital leases              76,065       73,309
  Deferred warranty revenue and other                   8,661       10,448

SHAREHOLDERS' EQUITY:
  Common stock                                            604          601
  Additional paid-in capital                           32,177       32,091
  Retained earnings                                     9,887       13,077
                                                     --------     --------
         Total shareholders' equity                    42,668       45,769
                                                     ========     ========
                                                     $164,016     $172,691
                                                     ========     ========



See notes to condensed consolidated financial statements.

                          ROBERDS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)

                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                       JUNE 30                        JUNE 30
                                                   1998           1997           1998           1997
                                                   ----           ----           ----           ----
NET SALES AND SERVICE REVENUES                    $ 73,894      $ 80,235      $ 152,406      $ 163,387

COST OF SALES                                       50,798        53,629        104,629        110,140
                                                  --------      --------      ---------      ---------
     Gross profit                                   23,096        26,606         47,777         53,247

SELLING, DELIVERY AND ADMINISTRATIVE EXPENSES       24,778        28,362         52,466         54,788
INTEREST EXPENSE, NET                                1,799         1,961          3,484          3,834
FINANCE PARTICIPATION INCOME                          (743)         (788)        (1,543)        (1,380)
OTHER INCOME, NET                                     (890)         (906)        (1,750)        (1,757)
                                                  --------      --------      ---------      ---------

LOSS BEFORE TAX BENEFIT                             (1,848)       (2,023)        (4,880)        (2,238)

INCOME TAX BENEFIT                                    (630)         (710)        (1,690)          (780)
                                                  --------      --------      ---------      ---------

NET (LOSS)                                        ($ 1,218)     ($ 1,313)     ($  3,190)     ($  1,458)
                                                  ========      ========      =========      =========

BASIC AND DILUTED NET (LOSS) PER COMMON SHARE     ($  0.20)     ($  0.22)     ($   0.53)     ($   0.24)
                                                  ========      ========      =========      =========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  BASIC                                              6,044         5,965          6,037          5,962
                                                  ========      ========      =========      =========
  DILUTED                                            6,044         5,965          6,037          5,962
                                                  ========      ========      =========      =========



See notes to condensed consolidated financial statements.

                          ROBERDS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                SIX MONTHS ENDED
          (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS          JUNE 30
                                                                1998          1997
                                                                ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                 ($ 3,190)    ($  1,458)
  Adjustments to reconcile net (loss) to net cash
    (used in) provided by operating activities:
      Depreciation and amortization                             4,425         4,535
      (Gain) loss on sales of fixed assets                        (25)           19
  Changes in assets and liabilities, net                       (1,690)        4,742
                                                              -------      --------
      Net cash (used in) provided by operating activities        (480)        7,838

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                           (769)       (2,726)
  Proceeds from sales of fixed assets                              42            48
  Other                                                          (465)          (83)
                                                              -------      --------
      Net cash (used in) investing activities                  (1,192)       (2,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                   (4,139)      (14,806)
  Proceeds from long-term debt                                  7,000         8,080
  Net proceeds from issuance of common shares                      89           131
  Debt issuance costs                                             (31)         (128)
                                                              -------      --------
      Net cash (used in) provided by financing activities       2,919        (6,723)
                                                              -------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            1,247        (1,646)
CASH AND CASH EQUIVALENTS - Beginning of period                 2,494         2,794
                                                              -------      --------
CASH AND CASH EQUIVALENTS - End of period                     $ 3,741      $  1,148
                                                              =======      ========
CASH PAID (REFUNDED)FOR:
  Interest, net of $38 capitalized in 1997                    $ 3,506      $  3,985
                                                              =======      ========
  Income taxes                                                $   (75)     $    863
                                                              =======      ========

See notes to the condensed consolidated financial statements

                          ROBERDS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS EXCEPT SHARE DATA)



A.   BASIS OF PRESENTATION

The consolidated balance sheet at December 31, 1997 is condensed from the audited financial statements. The accompanying unaudited condensed consolidated balance sheet at June 30, 1998, the condensed consolidated statements of operations for the three and six months ended June 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the six months ended June 30, 1998 and 1997, have been prepared by the Company in accordance with generally accepted accounting principles and in the opinion of management include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of results of operations for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1997 included in Form 10-K. The results of operations for the six months ended June 30, 1998 may not be indicative of the results for the year ending December 31, 1998.

B.   DEBT

                              JUNE 30    DECEMBER 31
                               1998         1997
                               ----         ----

Mortgage notes payable        $45,140     $46,308
Revolving line of credit       22,000      15,000
Term loan agreement                         2,800
Capital lease obligations      11,761      11,932
                              -------     -------
                               78,901      76,040
Less current maturities         2,836       2,731
                              -------     -------
                              $76,065     $73,309
                              =======     =======

In February 1998, the Company utilized the revolving line of credit to repay the balance outstanding under the term loan prior to its maturity.

The revolving bank line of credit, which was amended as of June 30, 1998, expires in January 2000. The amount available under the line is limited to the lesser of: (a) $30,000 or (b) an amount based upon a percentage of eligible accounts receivable and inventory less excess customer deposits. At June 30, 1998, $26,298 was available under the line of which $22,000 was outstanding. The line of credit bears interest at the prime rate plus 1% (9.50% at June 30, 1998).

The line of credit includes certain restrictive covenants including, among others, limitations on capital expenditures and the payment of dividends, maintenance of minimum current, fixed-charge-coverage, funded-debt-to-earnings, and debt-to-tangible-net-worth ratios. Certain of the covenants contained in the revolving credit agreement become increasingly restrictive over time.

C.  INCOME TAXES

Income tax benefit consists of the following:


                                     SIX MONTHS ENDED
                                         JUNE 30
                                     1998         1997
                                     ----         ----
Currently payable (refundable):
  Federal                           $(2,016)     $(495)
  State and local                       (70)        78
                                    -------      -----
                                     (2,086)      (417)
Deferred                                396       (363)
                                    =======      =====
                                    ($1,690)     ($780)
                                    =======      =====

The disproportionate provision for income taxes reflects minimum taxes imposed by certain jurisdictions, and a valuation reserve for certain state operating loss carryforwards for which the Company has determined that it is more likely than not will not yield a benefit in the future.

D.  WORKERS' COMPENSATION DISPUTE

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

In May 1998, Bureau declared a one-time refund of premiums to all participants in the workers' compensation fund. As part of the refund process, any outstanding balances due to the Bureau were set off against the refund, including the $871 assessment against the Company. As a result, the amount accrued by the Company for the 1992-1993 assessment has been paid. The Company continues to accrue the estimated amount of additional taxes that would be caused by a reclassification of employees for the periods subsequent to 1993.

                          ROBERDS, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (DOLLAR AMOUNTS IN THOUSANDS)

RESULTS OF OPERATIONS

The first six months of 1998 resulted in a net loss of $(3,190), compared to a net loss of $(1,458) for the first six months of 1997. Sales for the three months ended June 1998 declined to $73,894 from $80,235 for the three months ended June 1997, a 7.9 percent decrease. Sales for the first half of 1998 declined to $152,406 from $163,387 for the first half of 1997, a 6.7 percent decrease. The decline in total sales includes the effect of closing the Decatur, Georgia store in December 1997 and, to a much lesser extent, the withdrawal from the personal computer business in Dayton and Cincinnati. These factors will continue to have an unfavorable effect on total store sales throughout 1998.

Comparable store sales decreased 5.9 percent for the three months ended June 1998, and decreased 4.8 percent for the first six months of 1998. The percentage increases (decreases) in sales by market area were as follows:

                 THREE MONTHS         SIX MONTHS
                 ENDED JUNE 30       ENDED JUNE 30
               TOTAL   COMPARABLE  TOTAL   COMPARABLE
               STORES    STORES    STORES   STORES
               ------    ------    ------   ------
Dayton          (6)%      (6)%      (2)%      (2)%

Cincinnati     (15)      (15)      (16)      (16)

Atlanta         (5)        3        (5)        3

Tampa          (10)      (10)       (8)       (8)

Overall, the Company believes that a highly competitive retail environment for big ticket goods, combined with an industry wide softness in consumer electronics and high consumer debt, also contributed to the decrease in comparable store sales.

Sales by major product category as a percentage of total sales follows:

                                              THREE MONTHS             SIX MONTHS
                                              ENDED JUNE 30           ENDED JUNE 30
                                             1998        1997        1998        1997
                                             ----        ----        ----        ----
Furniture                                     39%         38%         40%         38%

Bedding                                       14          13          14          13

Major Appliances                              27          27          25          25

Consumer Electronics                          14          17          16          18

Extended Warranty Contracts and Other          6           5           5           6
                                             ===         ===         ===         ===
                                             100%        100%        100%        100%
                                             ===         ===         ===         ===


Sales of consumer electronics products continued to decline as a percentage of total Company sales due to rapidly declining retail prices in that product category, continued industry softness, a highly competitive retailing environment, continuing technological advances resulting in lower product prices, and the lack of new products, at higher prices, to offset the effect of mature products with declining prices. The Company expects retail price declines in the electronics category to continue for the foreseeable future.

In late March 1997, the Company entered into an agreement to sell third-party extended warranty contracts. Revenues and the related costs of the contracts entered into after the effective date of the agreement are being recognized at the time the third-party contracts are sold. Revenues and selling costs related to contracts sold prior to the effective date of the agreement will be recognized over the remaining lives of the contracts, and the expenses related to service costs will be recognized as incurred. Total sales were positively affected by this agreement by approximately 1.0 percent during the first six months of 1998. Sales of third-party warranty contracts became comparable in the second quarter of 1998.

For the three months ended June 1998, gross profit was $23,096, or 31.3 percent of sales, as compared to $26,606, or 33.2 percent of sales, for the three months ended June 1997. Gross profit for the six months ended June 1998 was $47,777, or
31.3 percent of sales, as compared to $53,247, or 32.6 percent of sales, for the six months ended June 1997. The majority of the decline in gross profit margin percentage in 1998 reflects the liquidation at reduced selling prices of certain aged inventories and inventories from certain vendors that are being de-emphasized or discontinued. Partially offsetting the decline in gross margin percentage were the above-mentioned sales of third-party extended warranty contracts, which favorably affected gross margins as a percentage of sales by approximately 0.5 percent in the first six months of 1998. The effect of the sale of third-party warranty contracts on gross margin as a percentage of sales became comparable in the second quarter of 1998.

Gross margin percentages for the first six months of 1998 by category were approximately 35 percent for furniture, 44 percent for bedding, 21 percent for major appliances and 17 percent for consumer electronics. The gross margin percentages for the first half of 1998, as compared to the first half of 1997, remained steady for bedding, while furniture, major appliances and consumer electronics gross margins declined considerably. Contributing to the decline in gross margin percentage for furniture and consumer electronics was the above mentioned liquidation of certain aged and de-emphasized merchandise. Although progress in liquidating the inventory associated with the discontinued vendors and product lines has been somewhat slower than anticipated, the majority has been liquidated. The Company expects these lower margins to continue through the third quarter of 1998, as it continues to further reduce aged and de-emphasized merchandise, and to begin to return more normal levels later in the year. Product prices and margins in consumer electronics and appliances continued to be under pressure during the first half of 1998, as a result of competitive conditions in these categories.

For the three months ended June 1998, selling, delivery, and administrative expenses, which include occupancy costs, were $24,778, or 33.5 percent of sales, as compared to $28,362, or 35.3 percent of sales, for the comparable period in 1997. Selling, delivery, and administrative expenses for the six months ended June 1998 were $52,466, or 34.4 percent of sales, as compared to $54,788, or
33.5 percent of sales, for the comparable period in 1997. The decrease in expenses as a percentage of sales for the three months ended June 30 1998, as compared to the comparable period in 1997, was primarily due to a one-time refund of premiums of $1,053 and a 75 percent rate reduction to all participants in the State of Ohio workers' compensation fund. Selling, delivery and administrative expenses for the three months ended June 1998 reflect reduced levels of advertising and the use of different media mixes; reduced use of same-as-cash financing programs; and reduced property and casualty premiums due to a change in insurance carriers. These decreases were offset in part for both the three and six months ended June 1998 by increases in warehouse expense, net of delivery fees, and increases in sales commissions to support the sale of aged and discontinued merchandise. Selling, delivery and administrative expenses for the six months ended June 1998 increased as a percentage of sales due to increased finance charges for extended financing programs offered during the first quarter of 1998, which were offset in part by a decrease in advertising and promotion expenses.

Interest expense, net of interest income, decreased to $1,799, or 2.4 percent of sales, for the three months ended June 1998 compared to $1,961, or 2.5 percent of sales, for the comparable period in 1997. For the six months ended June 1998 and 1997, net interest expense was $3,484, or 2.3 percent of sales, and $3,834, or 2.3 percent of sales. The decrease in 1998 resulted primarily from a reduction in merchandise inventories, which resulted in a decrease in the related indebtedness incurred to carry such inventories. No interest expense was capitalized in 1998, while net expense was partially offset by the capitalization of $38 of interest during the first quarter of 1997.

Finance participation income, which consists of income from participation in the Company's private label credit card program, was $743, or 1.0 percent of sales, for the three months ended June 1998, as compared to $788, or 1.0 percent of sales, for the comparable period in 1998, and was $1,543, or 1.0 percent of sales, for the six months ended June 1998, as compared to $1,380, or 0.8 percent of sales, for the comparable period in 1998. The increase in participation for the six months ended June 1998, as compared to 1997, resulted from the Company's decision to reduce its use of core financing programs offered to customers during the first three months of 1998. This shift between financing programs reduced the balances that do not yield income during the initial grace period, which increased the Company's participation income for the first three months of 1998. Such shifts may occur again in the future, thereby affecting the Company's finance participation income and the relative mix of income-generated finance programs compared to longer-term, same-as-cash programs that generate financing expense.

Other income decreased to $890, or 1.2 percent of sales, for the three months ended June 1998 as compared to $906, or 1.1 percent of sales, for the comparable period in 1997. For the six months ended June 1998, other income decreased to $1,750, or 1.1 percent of sales, as compared to $1,757, or 1.1 percent of sales, for the comparable period in 1996. The majority of other income consists of cash discounts and rental income from tenants.

Income tax benefit for the six months ended June 1998 was $1,690, or approximately 35% of the loss before taxes, as compared to $780, or 35% of the loss before taxes, in 1997. The disproportionate provision for income taxes reflects minimum taxes imposed by certain jurisdictions, and a valuation reserve for certain state operating loss carryforwards for which the Company has determined that it is more likely than not will not yield a benefit in the future.

LIQUIDITY AND CAPITAL RESOURCES

The Company utilized $480 of cash in operating activities during the first six months of 1998. Cash of $8,084 was provided from a reduction in merchandise inventories as the Company continued to review its assortment and stocking requirements in an effort to better match consumer demand and increase inventory turns. Funds generated from the reduction of merchandise inventories were offset in part by a decline in accounts payable and customer deposits, a reduction in the balance of deferred warranty revenue, and an increase in refundable income taxes. The Company's accounts payable balance has declined as the result of reduced levels of purchasing and as the Company has taken advantage of various cash discount offers made by its vendors. As the result of the Company's operating losses, the changes in the balance sheet described above, and the Company's decision to pay off its term loan prior to its maturity, the balance outstanding on the Company's bank line of credit has increased during the first six months of 1998.

During the first six months of 1998, capital expenditures totaled $769. These expenditures primarily represented normal replacement and upgrade projects. The Company has no significant expansion or capital expenditure plans for 1998 other than normal replacement, repair, and upgrade projects, and existing store refurbishment. Capital expenditures in the first half of 1997 included those for the completion of the expansion of the West Carrollton store.

In order to extend the maturity and to reduce the rate of interest, the Company refinanced the mortgage on its Vandalia, Ohio store in February 1998. The refinanced amount requires monthly principal and interest payments of $29 over a 15 year period, and bears interest at 7.64%.

The revolving bank line of credit agreement, which was amended as of June 30, 1998, expires in January 2000. The amount available under the line is limited to the lesser of: (a) $30,000, or (b) an amount based upon a percentage of eligible accounts receivable and inventory less excess customer deposits. At June 30, 1998, $26,298 was available under the line of which $22,000 was outstanding. The line of credit bears interest at the prime rate plus 1% (9.50% at June 30, 1998).

The amendments to the bank line of credit relaxed certain covenants in order for the Company to remain in compliance with those covenants. At the Company's request, the maximum amount of the line was reduced from $35,000 to $30,000, because the additional capacity was no longer needed in light of the Company's reduced capital expenditures and it reduced the Company's fees on the unused portion of the line. The amendment increased the interest rate from: the lower of (a) the prime rate or (b) various LIBOR rates plus 1.55 percent, to prime plus 1%.

The line includes certain restrictive covenants including, among others, limitations on capital expenditures and the payment of dividends, maintenance of minimum current, fixed-charge-coverage, funded-debt-to-earnings, and debt-to-tangible-net-worth ratios. Certain of the covenants become increasingly restrictive over time. In order to remain in compliance with the amended covenants, the Company's operations and cash flow will have to improve over the actual results experienced during the first half of 1998. If the Company is unable to improve its operating results in the third quarter of 1998 over those experienced in the first half of 1998, it is likely that the Company would need to seek amended covenants in order to remain in compliance at September 30, 1998. The Company has no assurance that such approvals, if necessary, will be granted. If such approvals are not obtained, the Company will seek alternative financing sources. While the Company believes that such financing can be obtained, there can be no assurance that it can be obtained at all, or that it can be obtained on terms or at rates comparable to those in the existing agreement or acceptable to the Company.

SEASONALITY

The Company typically experiences an increase in overall sales in the fourth quarter. This increase is driven by an increase in the sales of consumer electronics and furniture products associated with the holiday season. At the same time, major appliance sales typically decline in the fourth quarter. The Company's operating results for the full year are highly dependent upon the success of the Company's operations in the fourth quarter.

OUTLOOK

The Company engaged one of the national management consulting firms to review its operations and identify opportunities for performance improvement, and the firm delivered its report in November 1997. Since then, the Company has devoted considerable time and attention to the implementation of many of the recommendations put forth in the report. A number of the initiatives have been completed; however, the Company is still actively assessing many of the recommendations and actively implementing many others. These efforts are expected to continue into 1999.

Since there are no expansion plans for 1998, the Company will continue to focus on improving business operations and customer service. Areas of focus include improving the management of inventory, improving warehouse operations and reducing expenses, improving asset utilization, reducing store operating expenses, and turning around comparable store sales. Many of these efforts have required operating expenditures that adversely affected the Company's financial results for the first six months of 1998 and will continue to affect them through the second half of 1998. Thus, the Company expects to sustain a loss in the third quarter of 1998. The Company believes these initiatives will eventually yield significant improvement in the Company's operations and profitability. They will, however, take time to implement and may require capital and operating expenditures to implement.

The Company's financial performance is influenced by consumer confidence, interest rates, consumer debt, the general level of housing activity, and the general level of economic activity in the United States. Consumer demand for big-ticket goods has continued to be sluggish. Although the Company has seen a modest reduction in our competitors' use of same-as-cash promotions, consumers continue to respond best to deep-discount price and finance promotions. This competitive situation is expected to continue to put pressure on comparable store sales, product prices and margins, and operating results.

There are a number of changes occurring in the competitive situation in the Company's market areas. A national retailer of furniture is completing its withdrawal from the Cincinnati and Atlanta markets, and has announced its withdrawal from the Tampa market. A regional furniture retailer has announced its expansion in the Cincinnati market and entry into the Dayton market. These expansions will likely continue to put pressure on sales and gross margins. Further, the labor strike in the automotive industry, which was settled in late July 1998, could have a continuing adverse effect on the Company's operating results, particularly in the Dayton market.

On July 10, 1998, the Company announced the appointment of Mr. Melvin H. Baskin as Chief Executive Officer and President, succeeding Mr. James F. Robeson, who had served as interim Chief Executive Officer and President since December 1997.

YEAR 2000 ISSUE

The Company has reviewed its primary and secondary information systems for Year 2000 issues. The Company's primary management information and credit-card processing systems are provided by third-party vendors that have assured the Company that their systems will be Year 2000 compliant by the end of 1998. The Company believes that the costs related to the conversion of the credit-card processing system will be insignificant. The Company expects the costs to upgrade the software and hardware for its primary management information system to be less than $100,000. The majority of the expenditures will be for hardware upgrades to accommodate new software. No expenditures have occurred to date. The Company expects to make all of the expenditures in 1998.

The Company has identified several secondary information systems, such as payroll, delivery, telephone, personal computer, and service department systems, that will require software and hardware upgrades and conversions to be Year 2000 compliant. The Company expects these costs to be less than $400,000. The majority of the costs are expected to be incurred on software to incorporate the Company's service departments into the primary management information system. No expenditures have occurred to date. The Company expects to make all such expenditures by mid-1999.

Because the Company is engaged in the sale of consumer products, it does not believe that it has any material risk with respect to Year 2000 issues for its customers. The Company has not assessed the impact of Year 2000 issues on its merchandise suppliers; however, the Company is not aware of any material Year 2000 risks with respect to them. The Company does not rely on electronic data interchange ("EDI") systems to deal with its suppliers. Because no single merchandise supplier represents more than approximately six percent of the Company's purchases, the Company does not believe that there is any material Year 2000 risk with respect to its suppliers, but is assessing its suppliers' compliance activities.

The capital expenditures described above will be funded from the Company's on-going maintenance and replacements budget, and are not expected to result in the deferral of any planned expenditures. Based on its assessment of the Year 2000 issue to date, the Company has not developed any contingency plans for the failure of major or secondary information systems. In the event one or more merchandise suppliers are not Year 2000 compliant, the Company would shift its purchasing to those suppliers that are compliant.

FORWARD LOOKING STATEMENTS

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   The annual meeting
of the Company's shareholders was held on May 5, 1998. Four of the Company's directors were re-elected to two-year terms ending in 2000 upon a vote as follows:


        NAME                 FOR            WITHHELD          ABSTAIN        BROKER NON-VOTE
        ----                 ---            --------          -------        ---------------
   Jerry L. Kirby          3,861,603          None            48,440            2,133,572

   Howard W. Smith         3,862,103          None            47,940            2,133,572

   Gilbert P.              3,858,803          None            51,240            2,133,572
   Williamson

   Donald C. Wright        3,861,303          None            48,740            2,133,572

The following directors' terms of office continue until the annual meeting of the Company's shareholders to be held in 1999: Messrs. Kenneth W. Fletcher, C.E. Gunter, James F. Robeson, and Robert M. Wilson.

ITEM 5. OTHER INFORMATION   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)   See exhibit index.

        (b) There were no reports filed by the Company on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           Roberds, Inc.
           (Registrant)


Date August 3, 1998                         /s/ Robert M. Wilson
     ----------------------                 ---------------------
                                            Robert M. Wilson
                                            Executive Vice President
                                            Chief Financial Officer


Date August 3, 1998                         /s/ Michael A. Bruns
     ----------------------                 ---------------------
                                            Michael A. Bruns
                                            Vice President
                                            Controller
                                            Chief Accounting Officer

                                  EXHIBIT INDEX





Exhibit Number              Description
--------------              -----------

10.1                        Amendment to credit agreement

10.2                        Amended and Restated Private Label
                            Revolving Credit Plan Agreement

27.1                        Financial data schedule