Form 10-Q
period 1998-09-30
ROBERDS INC
filed 1998-10-30
CIK 912952

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

Yes  X      No
    ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On October 23, 1998, 6,107,605 common shares, without par value, were outstanding.

                          ROBERDS, INC. AND SUBSIDIARY

                                      INDEX

                                                                                    PAGE
                                                                                   NUMBER
                                                                                   ------

PART 1.  FINANCIAL INFORMATION:

                  ITEM 1. Financial Statements:

                  Condensed Consolidated Balance Sheets -
                    September 30, 1998 and December 31, 1997                           3

                  Condensed Consolidated Statements of
                    Operations-Three and Nine Months Ended
                    September 30, 1998 and 1997                                        4

                  Condensed Consolidated Statements of
                    Cash Flows-Nine Months Ended
                    September 30, 1998 and 1997                                        5

                  Notes to Condensed Consolidated
                    Financial Statements                                               6

                  ITEM 2. Management's Discussion
                               and Analysis of Financial
                               Condition and Results
                               of Operations                                           8

                  ITEM 3. Quantitative and Qualitative
                               Disclosures About Market Risk                          14


PART II. OTHER INFORMATION


                  ITEMS 1-5. Inapplicable                                             15

                  ITEM 6. Exhibits and Reports
                               on Form 8-K                                            15

                          ROBERDS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         SEPTEMBER 30  DECEMBER 31
                                                              1998         1997
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                               $  1,161      $  2,494
  Receivables:
    Customers                                                1,069         1,311
    Vendors and other                                        2,078         2,693
  Merchandise inventories                                   43,615        51,173
  Refundable income taxes                                    2,371         2,025
  Prepaid expenses and other                                 2,292         1,792
  Deferred tax assets                                        2,939         3,375
                                                          --------      --------
          Total current assets                              55,525        64,863

Property and equipment, net                                 93,959        99,364
Deferred tax assets                                          4,502         4,381
Certificates of deposit, restricted                          2,322         2,541
Other assets                                                 1,581         1,542
                                                          --------      --------
                                                          $157,889      $172,691
                                                          ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                        $ 13,797      $ 16,871
  Accrued expenses                                           8,435         8,885
  Customer deposits                                         11,267        11,686
  Litigation                                                 2,478         2,992
  Current maturities of long-term debt                       2,890         2,731
                                                          --------      --------
          Total current liabilities                         38,867        43,165

  Long-term debt including capital leases                   69,522        73,309
  Deferred warranty revenue and other                        7,820        10,448

SHAREHOLDERS' EQUITY:
  Common stock                                                 611           601
  Additional paid-in capital                                32,332        32,091
  Retained earnings                                          8,737        13,077
                                                          --------      --------
         Total shareholders' equity                         41,680        45,769
                                                          ========      ========
                                                          $157,889      $172,691
                                                          ========      ========



       See notes to condensed consolidated financial statements.

                          ROBERDS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)

                                                       THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                           SEPTEMBER 30                          SEPTEMBER 30
                                                     1998                1997               1998               1997

NET SALES AND SERVICE REVENUES                  $        78,696    $        83,928    $       231,102    $       247,315

COST OF SALES                                            53,236             56,184            157,865            166,324
                                                ---------------    ---------------    ---------------    ---------------
     Gross profit                                        25,460             27,744             73,237             80,991

SELLING, DELIVERY AND ADMINISTRATIVE EXPENSES            27,096             27,518             79,562             82,306
INTEREST EXPENSE, NET                                     1,794              1,860              5,278              5,694
FINANCE PARTICIPATION INCOME                               (816)              (932)            (2,359)            (2,312)
OTHER INCOME, NET                                          (884)              (806)            (2,634)            (2,563)
                                                ---------------    ---------------    ---------------    ---------------

EARNINGS (LOSS) BEFORE TAXES (BENEFIT)                   (1,730)               104             (6,610)            (2,134)

INCOME TAXES (BENEFIT)                                     (580)                45             (2,270)              (735)
                                                ---------------    ---------------    ---------------    ---------------


NET EARNINGS (LOSS)                             ($        1,150)   $            59    ($        4,340)   ($        1,399)
                                                ===============    ===============    ===============    ===============

BASIC AND DILUTED NET EARNINGS (LOSS)
  PER COMMON SHARE                              ($         0.19)   $          0.01    ($         0.72)   ($         0.23)
                                                ===============    ===============    ===============    ===============


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  BASIC                                                   6,076              5,985              6,050              5,970
                                                ===============    ===============    ===============    ===============
  DILUTED                                                 6,076              5,992              6,050              5,970
                                                ===============    ===============    ===============    ===============

            See notes to condensed consolidated financial statements.

                          ROBERDS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             NINE MONTHS ENDED
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 SEPTEMBER 30
                                                              1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                               ($ 4,340)   ($ 1,399)
  Adjustments to reconcile net (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                           6,607       6,802
      (Gain) loss on sales of fixed assets                      (19)         18
  Changes in assets and liabilities, net                        886       7,388
                                                           --------    --------
      Net cash provided by operating activities               3,134      12,809

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                       (1,145)     (3,123)
  Proceeds from sales of fixed assets                            47          50
  Other                                                         126        (237)
                                                           --------    --------
      Net cash used in investing activities                    (972)     (3,310)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                 (4,828)    (17,294)
  Proceeds from long-term debt                                1,200       8,080
  Net proceeds from issuance of common shares                   164         220
  Debt issuance costs                                           (31)       (166)
                                                           --------    --------
      Net cash used in financing activities                  (3,495)     (9,160)
                                                           --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (1,333)        339
CASH AND CASH EQUIVALENTS - Beginning of period               2,494       2,794
                                                           --------    --------
CASH AND CASH EQUIVALENTS - End of period                  $  1,161    $  3,133
                                                           ========    ========
CASH PAID (REFUNDED) FOR:
  Interest, net of $38 capitalized in 1997                 $  5,265    $  5,812
                                                           ========    ========
  Income taxes                                             $ (2,239)   $    867
                                                           ========    ========

NON-CASH TRANSACTION:
  Issuance of common shares to the Roberds Inc. Employee
    Profit Sharing and Retirement Savings Plan             $     87    $     80
                                                           ========    ========

          See notes to the condensed consolidated financial statements

                          ROBERDS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS EXCEPT SHARE DATA)



A.   BASIS OF PRESENTATION

The consolidated balance sheet at December 31, 1997 is condensed from the audited financial statements. The accompanying unaudited condensed consolidated balance sheet at September 30, 1998, the condensed consolidated statements of operations for the three and nine months ended September 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997, have been prepared by the Company in accordance with generally accepted accounting principles and in the opinion of management include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of results of operations for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1997 included in Form 10-K. The results of operations for the nine months ended September 30, 1998 may not be indicative of the results for the year ending December 31, 1998.

B.    DEBT

                                               SEPTEMBER 30        DECEMBER 31
                                                   1998              1997

Mortgage notes payable                            $44,694              $46,308
Revolving line of credit                           16,200               15,000
Term loan agreement                                                      2,800
Capital lease obligations                          11,518               11,932
                                              -----------          -----------
                                                   72,412               76,040
Less current maturities                             2,890                2,731
                                              -----------          -----------
                                                  $69,522              $73,309
                                              ===========          ===========

In February 1998, the Company utilized the revolving line of credit to repay the balance outstanding under the term loan prior to its maturity.

The revolving bank line of credit, which was amended as of June 30, 1998, expires in January 2000. The amount available under the line is limited to the lesser of: (a) $30,000 or (b) an amount based upon a percentage of eligible accounts receivable and inventory less excess customer deposits. At September 30, 1998, $25,041 was available under the line of which $16,200 was outstanding. The line of credit bears interest at the prime rate plus 1% (9.25% at September 30, 1998).

The line of credit includes certain restrictive covenants including, among others, limitations on capital expenditures and the payment of dividends, maintenance of minimum current, fixed-charge-coverage, funded-debt-to-earnings, and debt-to-tangible-net-worth ratios. Certain of the covenants contained in the revolving credit agreement become increasingly restrictive over time.

C.  INCOME TAXES

Income tax benefit consists of the following:

                                                                   NINE MONTHS ENDED

                                                                      SEPTEMBER 30

                                                                    1998          1997

Currently payable (refundable):

  Federal                                                          $(2,489)       $(734)

  State and local                                                      (96)          73
                                                                 ---------      -------

                                                                    (2,585)        (661)

Deferred                                                               315          (74)
                                                                 ---------      -------

                                                                   ($2,270)       ($735)
                                                                 =========      =======

The disproportionate provision for income taxes reflects minimum taxes imposed by certain jurisdictions, and a valuation reserve for certain state operating loss carryforwards for which the Company has determined that it is more likely than not will not yield a benefit in the future. Included in long term deferred tax assets is estimated benefit ($606) to be received from certain net operating loss carryforwards.

D.  LITIGATION

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

In May 1998, the Bureau declared a one-time refund of premiums to all participants in the workers' compensation fund. As part of the refund process, any outstanding balances due to the Bureau were set off against the refund, including the $871 assessment against the Company. As a result, the amount accrued by the Company for the 1992-1993 assessment has been paid. The Company continues to accrue the estimated amount of additional taxes that would be caused by a reclassification of employees for the periods subsequent to 1993.

                          ROBERDS, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (DOLLAR AMOUNTS IN THOUSANDS)

RESULTS OF OPERATIONS

The first nine months of 1998 resulted in a net loss of $(4,340), compared to a net loss of $(1,399) for the first nine months of 1997. Sales for the three months ended September 1998 declined to $78,696 from $83,928 for the three months ended September 1997, a 6.2 percent decrease. Sales for the first nine months of 1998 declined to $231,102 from $247,315 for the first nine months of 1997, a 6.6 percent decrease. The decline in total sales includes the effect of closing the Decatur, Georgia store in December 1997 and, to a much lesser extent, the withdrawal from the personal computer business in Dayton and Cincinnati. These factors will continue to have an unfavorable effect on total store sales throughout 1998.

Comparable store sales decreased 4.2 percent for the three months ended September 1998, and decreased 4.6 percent for the first nine months of 1998. The percentage increases (decreases) in sales by market area were as follows:

                               THREE MONTHS                           NINE MONTHS
                            ENDED SEPTEMBER 30                     ENDED SEPTEMBER 30
                        TOTAL             COMPARABLE            TOTAL           COMPARABLE
                        STORES              STORES              STORES            STORES
Dayton                    (3)%                (3)%                (2)%              (2)%

Cincinnati               (16)                (16)                (16)              (16)

Atlanta                   (4)                  3                  (4)                3

Tampa                     (4)                 (4)                 (7)               (7)

Overall, the Company believes that a highly competitive retail environment for big ticket goods, combined with an industry wide softness in consumer electronics and high consumer debt, contributed to the decrease in comparable store sales.

Sales by major product category as a percentage of total sales follows:

                                                THREE MONTHS              NINE MONTHS
                                                   ENDED                     ENDED
                                                SEPTEMBER 30              SEPTEMBER 30
                                            1998          1997         1998          1997

Furniture                                       39%           36%           40%           37%

Bedding                                         14            13            14            13

Major Appliances                                25            28            25            26

Consumer Electronics                            17            17            16            18

Extended Warranty Contracts and Other            5             6             5             6
                                        ==========    ==========    ==========    ==========
                                               100%          100%          100%          100%
                                        ==========    ==========    ==========    ==========

In late March 1997, the Company entered into an agreement to sell third-party extended warranty contracts. Revenues and the related costs of the contracts entered into after the effective date of the agreement are being recognized at the time the third-party contracts are sold. Revenues and selling costs related to contracts sold prior to the effective date of the agreement will be recognized over the remaining lives of the contracts, and the expenses related to service costs will be recognized as incurred. Total sales were positively affected by this agreement by approximately 0.7 percent during the first nine months of 1998. Sales of third-party warranty contracts became comparable in the second quarter of 1998.

For the three months ended September 1998, gross profit was $25,460, or 32.4 percent of sales, as compared to $27,744, or 33.1 percent of sales, for the three months ended September 1997. Gross profit for the nine months ended September 1998 was $73,237, or 31.7 percent of sales, as compared to $80,991, or
32.8 percent of sales, for the nine months ended September 1997. The majority of the decline in gross profit margin percentage in 1998 reflects the liquidation at reduced selling prices of certain aged inventories and inventories from certain vendors that are being de-emphasized or discontinued. Partially offsetting the decline in gross margin percentage were the above-mentioned sales of third-party extended warranty contracts, which favorably affected gross margins as a percentage of sales by approximately 0.3 percent in the first nine months of 1998. The effect of the sale of third-party warranty contracts on gross margin as a percentage of sales became comparable in the second quarter of 1998.

Gross margin percentages for the first nine months of 1998 by category were approximately 36 percent for furniture, 45 percent for bedding, 21 percent for major appliances and 17 percent for consumer electronics. The gross margin percentages for the first nine months of 1998, as compared to 1997, remained steady for bedding, while furniture, major appliances and consumer electronics gross margins declined. Contributing to the decline in gross margin percentage for furniture and consumer electronics was the above mentioned liquidation of certain aged and de-emphasized merchandise. The bulk of this liquidation is now complete; however, the Company will be eliminating some remaining pockets of unproductive inventory in the fourth quarter of 1998 at below-normal margins. Product prices and margins in consumer electronics and appliances continued to be under pressure during the first nine months of 1998, as a result of competitive conditions in these categories.

For the three months ended September 1998, selling, delivery, and administrative expenses, which include occupancy costs, were $27,096, or 34.4 percent of sales, as compared to $27,518, or 32.8 percent of sales in 1997. Selling, delivery, and administrative expenses for the nine months ended September 1998 were $79,562, or 34.4 percent of sales, as compared to $82,306, or 33.3 percent of sales in 1997. The increase in expenses as a percentage of sales for the three months ended September 30 1998, as compared to 1997, was primarily due to increases in selling and warehouse expenses to support the clearance of aged and discontinued merchandise. Selling, delivery and administrative expenses for the three months ended September 1998 reflect reduced net advertising and the use of different media mixes; reduced property taxes due to a reduction in the assessed value of certain properties; a reduction in worker's compensation expense as a result of a change to insured programs in Georgia and Florida; and a reduction in property insurance expenses due to a change in insurance carriers. These decreases were offset in part by increases in selling and warehouse expenses to support the clearance of aged and discontinued merchandise and an increase in workers' compensation costs in the Ohio market. Selling, delivery and administrative expenses for the nine months ended September 1998 increased as a percentage of sales due to the above mentioned selling and warehousing expenses. These increases were offset in part by a one-time refund of premiums of $1,053 and a 75 percent rate reduction for the first half of 1998 to all participants in the State of Ohio workers' compensation fund and a decrease in advertising and promotion expenses.

Interest expense, net of interest income, decreased to $1,794, or 2.3 percent of sales, for the three months ended September 1998 compared to $1,860, or 2.2 percent of sales, for the comparable period in 1997. For the nine months ended September 1998 and 1997, net interest expense was $5,278, or 2.3 percent of sales, and $5,694 or 2.3 percent of sales. The decrease in interest expense in 1998 resulted primarily from a reduction in merchandise inventories, which resulted in a decrease in the related indebtedness incurred to carry such inventories. This decrease in interest expense as a result of the reduced borrowings will be partially offset in the future by an increase in the interest rate on the borrowings under the line of credit. The interest rate increased from the lower of (a) the prime rate or (b) various LIBOR rates plus 1.55 percent, to prime plus 1% (9.25% at September 30, 1998).

Finance participation income, which consists of income from participation in the Company's private label credit card program, was $816, or 1.0 percent of sales, for the three months ended September 1998, as compared to $932, or 1.1 percent of sales, for the comparable period in 1997, and was $2,359, or 1.0 percent of sales, for the nine months ended September 1998, as compared to $2,312, or 0.9 percent of sales, for the comparable period in 1997. Finance participation during the three and nine months ended September 1998 fluctuated from 1997 as a result of ongoing changes in the relative mix of income-generating finance programs compared to longer-term, same-as-cash programs that generate financing expense. Such shifts may occur again in the future, thereby affecting the Company's finance participation income.

Other income increased to $884, or 1.1 percent of sales, for the three months ended September 1998 as compared to $806, or 1.0 percent of sales, for the comparable period in 1997. For the nine months ended September 1998, other income increased to $2,634, or 1.1 percent of sales, as compared to $2,563, or
1.0 percent of sales, for the comparable period in 1997. The majority of other income consists of cash discounts and rental income from tenants. The increase in other income for the three and nine months ended September 1998 is a result of the Company taking advantage of various cash discounts offered by its vendors.

Income tax benefit for the nine months ended September 1998 was $2,270, or approximately 34% of the loss before taxes, as compared to $735, or 34% of the loss before taxes, in 1997. The disproportionate provision for income taxes reflects minimum taxes imposed by certain jurisdictions and a valuation reserve for certain state operating loss carryforwards for which the Company has determined that it is more likely than not will not yield a benefit in the future.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $3,134 of cash from operating activities during the first nine months of 1998. Cash of $7,558 was provided from a reduction in merchandise inventories as the Company continued to review its assortment and stocking requirements in an effort to better match consumer demand and increase inventory turns. Funds generated from the reduction of merchandise inventories were utilized in part by declines of $2,987 in accounts payable and $2,711 in the balance of deferred warranty revenue. The Company's accounts payable balance has declined as the result of reduced levels of purchasing and as the Company has taken advantage of various cash discounts offered by its vendors. As a result of the Company's ability to generate cash flow from operating activities for the first nine months of 1998, the Company was able to reduce its indebtedness by $3,628.

During the first nine months of 1998, capital expenditures totaled $1,145. These expenditures primarily represented normal replacement and upgrade projects. The Company has no significant expansion or capital expenditure plans for the balance of 1998 and for 1999 other than normal replacement, repair, and upgrade projects, and existing store refurbishment.

In order to extend the maturity and to reduce the rate of interest, the Company refinanced the mortgage on its Vandalia, Ohio store in February 1998. The refinanced amount requires monthly principal and interest payments of $29 over a 15 year period, and bears interest at 7.64%.

The revolving bank line of credit agreement, which was amended as of June 30, 1998, expires in January 2000. The amount available under the line is limited to the lesser of: (a) $30,000, or (b) an amount based upon a percentage of eligible accounts receivable and inventory less excess customer deposits. At September 30, 1998, $25,041 was available under the line of which $16,200 was outstanding.

The amendments to the bank line of credit relaxed certain covenants in order for the Company to remain in compliance with those covenants. At the Company's request, the maximum amount of the line was reduced from $35,000 to $30,000, because the additional capacity was no longer needed in light of the Company's reduced capital expenditures and it reduced the Company's fees on the unused portion of the line. The Company believes that the amounts that will be available under the line during the fourth quarter of 1998 will be sufficient to finance its seasonal buying requirements.

The line includes certain restrictive covenants including, among others, limitations on capital expenditures and the payment of dividends, maintenance of minimum current, fixed-charge-coverage, funded-debt-to-earnings, and debt-to-tangible-net-worth ratios. Certain of the covenants become increasingly restrictive over time. In order to remain in compliance with the covenants at December 31, 1998, the Company's operations will need to be similar to those experienced in the fourth quarter of 1997. The Company expects to sustain a loss in the fourth quarter of 1998 as the Company makes adjustments to the business and liquidates the remaining pockets of unproductive inventory. As a result, it is likely that the Company will need to seek amended covenants in order to remain in compliance. The Company has no assurance that such approvals, if necessary, will be granted. If such approvals are not obtained, the Company will seek alternative financing sources. While the Company believes that such financing can be obtained, there can be no assurance that it can be obtained at all, or that it can be obtained on terms or at rates comparable to those in the existing agreement or acceptable to the Company.

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

STRUCTURE OF THE BUSINESS

In October 1998, the Company announced a new management structure. Under the new structure, the Company has been divided into two parts. The merchandising, stores and marketing functions report to Mr. Melvin H. Baskin, the Company's Chief Executive Officer. The support functions, which include accounting and control, treasury, information systems, warehousing and distribution, and human resources, report to Robert M. Wilson as the newly named President of the Company.

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

Since there are no expansion plans for the balance of 1998 and 1999, the Company will continue to focus on improving business operations and customer service. Areas of focus include improving the management of inventory, improving warehouse operations and reducing expenses, improving asset utilization, reducing store operating expenses, and turning around comparable store sales. Many of these efforts have required operating expenditures that adversely affected the Company's financial results for the first nine months of 1998 and will continue to affect them through the first half of 1999. The Company believes these initiatives will eventually yield significant improvement in the Company's operations and profitability and expects improvement in its operating results as it moves into 1999. They will, however, take time to implement and may require capital and operating expenditures to implement.

The Company's financial performance is influenced by consumer confidence, interest rates, consumer debt, the general level of housing activity, and the general level of economic activity in the United States. It is not clear how the growing economic problems outside the United States will affect the economy and consumer confidence. Although the Company has seen a modest reduction in competitors' use of same-as-cash promotions, consumers continue to respond best to deep-discount price and finance promotions. This competitive situation is expected to continue to put pressure on comparable store sales, gross margins, promotional finance expenses, and operating results. If the economy slows, the competition can be expected to be even more aggressive.

There are a number of changes occurring in the competitive situation in the Company's market areas. A national retailer of furniture has completed its withdrawal from the Cincinnati and Atlanta markets, and is withdrawing from the Tampa market. A regional furniture retailer has announced its expansion in the Cincinnati market and entry into the Dayton market during the fourth quarter of 1998. These expansions will likely continue to put pressure on sales and gross margins.

YEAR 2000 ISSUE

The Company has reviewed its primary and secondary information systems for Year 2000 issues. The Company's primary management information and credit-card processing systems are provided by third-party vendors that have assured the Company that their systems will be Year 2000 compliant by the end of 1998. The Company believes that the costs related to the conversion of the credit-card processing system will be insignificant. The Company expects the costs to upgrade the software and hardware for its primary management information system to be less than $200,000. The majority of the expenditures will be for hardware upgrades to accommodate new software. No expenditures have occurred to date. The Company expects to make all of the expenditures by the end of the first quarter of 1999.

The Company has identified several secondary information systems, such as payroll, delivery, telephone, personal computer, and service department systems, that will require software and hardware upgrades and conversions to be Year 2000 compliant. The Company expects these costs to be less than $400,000. The majority of the costs are expected to be incurred on software to incorporate the Company's service departments into the primary management information system. Only a minor portion of these expenditures has occurred to date. The Company expects to make all such expenditures by mid-1999.

Because the Company is engaged in the sale of consumer products, it does not believe that it has any material risk with respect to Year 2000 issues for its customers. The Company has not assessed the impact of Year 2000 issues on its merchandise suppliers; however, the Company is not aware of any material Year 2000 risks with respect to them. The Company does not rely on electronic data interchange ("EDI") systems to deal with its suppliers. Because no single merchandise supplier represents more than approximately nine percent of the Company's purchases, the Company does not believe that there is any material Year 2000 risk with respect to its suppliers, but is assessing its suppliers' compliance activities.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS None

ITEM 5. OTHER INFORMATION None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) See exhibit index

         (b) There were no reports filed by the Company on Form 8-K during the quarter ended September 30, 1998.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   Roberds, Inc.
                   (Registrant)


Date October 23, 1998              /s/ Robert M. Wilson
     ----------------              ----------------------------
                                       Robert M. Wilson
                                       President
                                       Chief Financial Officer


Date October 23, 1998              /s/ Michael A. Bruns
     ----------------                  ------------------------
                                       Michael A. Bruns
                                       Vice President
                                       Controller
                                       Chief Accounting Officer

                                  EXHIBIT INDEX


Exhibit Number             Description
--------------             -----------

10.1 Employment Agreement, dated July 6, 1998, between the Registrant and Melvin H. Baskin, Chief Executive Officer

27.1                       Financial data schedule