Form 10-K
period 1998-12-31
ROBERDS INC
filed 1999-03-11
CIK 912952

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

       [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

At the close of trading on January 31, 1999, 6,159,311 common shares, without par value, were outstanding. Of these, 1,911,989 common shares, having an aggregate market value (based upon the average of the high and low trading prices on that date) of approximately $3,803,485 were held by non-affiliates of the Registrant. Common shares held by each executive officer and director, and by each person who owned five percent or more of the outstanding common shares, were excluded, in that such persons may be deemed to be affiliates. However, such calculation does not constitute an admission or determination that any such officer, director, or holder of more than five percent of the outstanding common shares is in fact an affiliate of the Registrant.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 1999 annual meeting of shareholders are incorporated into Part III herein by reference.






                                    1 of 116




                                TABLE OF CONTENTS
ITEM 1.   BUSINESS....................................................................................3


ITEM 2.   PROPERTIES.................................................................................12


ITEM 3.   LEGAL PROCEEDINGS..........................................................................14


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................16


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......................20


ITEM 6.   SELECTED FINANCIAL DATA....................................................................22


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......24


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................33


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................33


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.......52


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.............................................53


ITEM 11.  EXECUTIVE COMPENSATION.....................................................................53


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............................53


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................53


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...........................54



                                    2 of 116

                                     PART I


ITEM 1.           BUSINESS


GENERAL
-------
Roberds, Inc.(1) is a leading retailer of a broad range of home furnishing products, including furniture, bedding, major appliances, and high technology consumer electronics. The Company operates in three geographic segments: the Ohio market, which includes six stores in the greater Dayton, Ohio area and a single megastore in Cincinnati, Ohio; the greater Atlanta, Georgia market, which includes nine stores; and the greater Tampa, Florida market, which includes eight stores.

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


OPERATING STRATEGY
------------------
The Company's objective is to be the leading retailer of furniture, bedding, major appliances, and high technology consumer electronics products in each of its markets. Key elements of the Company's operating strategy include the following:

DISTINCTIVE PRODUCT MIX. The Company's product mix is a key element of its operating strategy. Roberds' product mix is distinctive within the retailing industry, and management believes it provides Roberds with several competitive advantages over retailers offering only one or two of the Company's product categories. The Company's major appliance and consumer electronics product lines generate significant store traffic, sales volume, and gross profit dollars, enabling Roberds to price its furniture products more aggressively than competing furniture retailers. The Company's higher-margin furniture and bedding products enable it to offer its appliance and consumer electronics products at prices equal to or below those of its competitors. The Company believes that its mix of products provides a strategic advantage over certain of its competitors.

Management believes that the Company's product mix generates significant operating efficiencies. Such efficiencies result from the higher level of sales per store generated by the Company's diverse product mix, providing Roberds with significant leverage of its fixed costs, including distribution, warehousing, store facilities, advertising, and general and administrative expenses. The Company's product mix enables Roberds to offer complementary products in a single
--------
     1 Roberds, Inc. is also referred to herein as "the Company," "Registrant," and "Roberds."


                                    3 of 116
package in a way in which many of its competitors cannot, and offers cross-selling opportunities that do not exist for many of the Company's competitors.


PRODUCT PRICING STRATEGY. The Company's product pricing strategy is to offer its merchandise at competitive prices throughout the year. Roberds shops its competition regularly and believes that it sets its prices equal to or below those of its competitors. At the time of sale, and for 30 days thereafter, the Company guarantees to its customers that its prices are equal to or below those of its competitors.

BROAD SELECTION OF NAME-BRAND MERCHANDISE. The Company sells name-brand products generally recognized by consumers, including many higher quality brands. The Company's stores, which average approximately 60,000 square feet in size (excluding the Cincinnati megastore), are larger than the stores of many of its competitors. This enables the Company to attractively display a wide variety of products that appeal to a broad range of consumer tastes, incomes, and age groups. As a result, Roberds can offer its customers "one-stop" shopping for almost every home furnishing product, thereby facilitating the purchasing process and reducing the need for comparison shopping. In 1996, the Company opened Roberds Grand(R) in Cincinnati, Ohio. Roberds Grand features a single 250,000 square foot showroom, with an even larger selection than is offered in the Company's other stores.

STORE CONCENTRATION AND EFFICIENCIES. Roberds operates in metropolitan areas of at least one million people. In Dayton, Atlanta, and Tampa, the Company has concentrated multiple stores in order to enhance name recognition, achieve market penetration, and gain economies of scale in distribution, advertising, and management costs. The Company advertises in newspapers, on television and radio, and through direct mail, and is able to benefit from the advertising efficiencies of locating multiple stores within those three marketing areas. The Company's "hub and spoke" warehouse and delivery functions also create operating leverage by serving multiple stores from a regional facility. In Cincinnati, Ohio, the Company has a single 250,000 square foot "megastore" concept.

CORPORATE COMMITMENT TO CUSTOMER SERVICE. The Company gives managers full authority to respond to customer issues. Unlike many of its competitors, Roberds employs commissioned, trained, professional sales associates, who are knowledgeable about the products they sell, and almost all of whom are employed full time by the Company. On in-stock merchandise, the Company offers delivery within two days, for a reasonable charge, six days per week, and adds Sunday delivery during peak retailing seasons. Roberds offers next-day delivery service on selected merchandise. Roberds offers delivery on all merchandise sold, and has a competitive policy on replacements and returns. Roberds also removes the customer's old merchandise free of charge. In addition, Roberds offers service contracts that provide additional warranty coverage beyond that which is provided by the manufacturer.

OPERATIONS. The Company has experienced operating losses in each of the last three years. The Company is implementing a series of changes in its operating strategy and the day-to-day execution of its business that are designed to improve its operating results. These changes are outlined throughout this Report, and are summarized below in Management's Discussion and Analysis of Financial Condition and Results of Operations-Outlook.


EXPANSION STRATEGY
------------------

ENTRY INTO NEW MARKETS. In 1996, the Company entered Cincinnati, Ohio with a single 250,000 square foot megastore known as Roberds Grand. With the development of the Roberds Grand(R) format, the Company has two formats with which it can enter new markets--multiple 60,000 square foot stores within a market or a megastore. The determination of whether to utilize megastore or multiple-store formats in new markets depends on a variety of factors, including but not limited to retail shopping patterns, traffic patterns, accessibility, and the availability of sites. The Company has no plans to enter new markets during 1999.

RELOCATION OR EXPANSION WITHIN EXISTING MARKETS. The Company believes that the growth of the Atlanta, Georgia area may present opportunities to relocate one or more of its existing Atlanta area stores, and may also present opportunities for new locations. The Company intends to explore such relocations and expansions during 1999 for possible implementation in 2000.



                                    4 of 116

STORE RENOVATIONS. The Company periodically renovates and upgrades its existing stores to keep them fresh and to support changes in its product offerings. In March 1998, the Company expanded its Forest Park, Georgia store into space that had been occupied by a third-party tenant, following the vacation of the space by that tenant. The 18,000 square foot expansion area is utilized as additional retail space offering clearance merchandise. Because the Forest Park center has additional vacant tenant space, the Company is exploring how best to utilize that space and may undertake a further expansion or relocation of its retailing operations within the center in 1999.

GENERAL. The Company's growth depends, in part, on its ability to expand into new markets and, to a lesser extent, its ability to open new stores within its existing market areas. There is no assurance that the Company will be able to locate favorable store sites and arrange favorable leases for new stores; open new stores in a timely manner; or hire, train, and integrate employees and managers in those new stores; or that the Company will have access to sufficient financial resources to permit further expansion. Similarly, there can be no assurance that the Company can enter new markets successfully.


MERCHANDISING AND PRODUCT LINES
-------------------------------

DISTINCTIVE FORMAT. Roberds' merchandising format, combining furniture, bedding, major appliances, and high technology consumer electronics products in the same store, is an important aspect of the Company's operations and a point of significant differentiation from its competitors. The Company's traditional stores are larger than the stores of most of its competitors, averaging approximately 60,000 square feet in size. These larger stores allow the Company to attractively display a wide selection of products and allow flexibility in expanding and contracting merchandise categories to meet changing consumer tastes and to introduce new products. The Company's Roberds Grand facility, in Cincinnati, Ohio, is one of the largest home furnishings stores in North America. Roberds' stores are organized into specialized departments, each offering a wide selection of merchandise. The breadth of merchandise within each product line is designed to provide customers with a varied selection and to reduce the need for customers to comparison shop.

Roberds' furniture merchandise is priced to achieve gross margins that are attractive for the Company, but competitive with those of other furniture retailers. The Company's appliance and consumer electronics businesses have lower margins, higher turnover, and tend to be somewhat more seasonal and cyclical than furniture sales. However, the competitively priced appliance and consumer electronics products generate customer traffic for the higher margin furniture items and allow the Company to spread its operating expenses over a larger base of sales. In addition, management believes the Company's major appliance and high technology consumer electronics product offerings increase the frequency of customer visits and create consumer loyalty, which leads customers to shop for furniture at Roberds.

FURNITURE PRODUCTS. Roberds carries a broad selection of name-brand furniture products. In addition, the Company offers a broad range of special-order products. Unlike many other retailers, Roberds uses the same pricing formula for special-order merchandise as it does for in-stock merchandise. Furniture sold by the Company includes traditional, American country, eighteenth century, and contemporary styles, and includes living room, dining room, and bedroom furniture, tables, lamps, dinettes, reclining furniture, sleep sofas, desks, and chairs. The Company offers extensive selections of both upholstered and leather furniture, as well as casegoods. Roberds also sells furniture accessory items including pictures, mirrors, vases, mantle pieces, wall hangings, and related goods. Furniture brands carried by Roberds represent the middle to upper-middle range of price, and include Action by Lane, Broyhill, Chromcraft, Flexsteel, Kincaid, Natuzzi, and Pennsylvania House, among others. In the Roberds Grand format, the Company offers an even broader and deeper selection of furniture products, including many higher-end products such as Lexington, and the Timberlake, Arnold Palmer, and Alexander Julian collections.

BEDDING PRODUCTS. The Company offers products from Sealy, Serta, and Simmons, the three largest manufacturers of bedding sold in the United States, as well as Stearns & Foster. Bedding products include wooden and brass bed frames, mattresses, box springs, water beds, and futons. The brand names sold by the Company cover the full range of bedding quality, except that the Company does not compete in the private-label segment.


                                    5 of 116

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

HIGH TECHNOLOGY CONSUMER ELECTRONICS PRODUCTS. High technology consumer electronics products sold by the Company include portable, console, and big screen televisions; VCRs; camcorders; stereo systems and audio components; and satellite systems. The Company focuses its efforts on large, big-ticket electronics products, in particular, home theater systems and components, rather than the small-ticket items carried by many mass merchants. The Company offers products from most of the major consumer electronics manufacturers, ranging in price from lower-middle to high. Consumer electronics brands carried by the Company include Bose, JVC, Mitsubishi, Pioneer, RCA, Sony, Toshiba, and Zenith, among others. During 1998, the Company withdrew from the sale of personal computers and related home-office products in the Ohio market. Those products had been withdrawn from the Atlanta and Tampa markets in prior years.

Roberds has dedicated "home theater" displays in its stores. This merchandising concept blends stereo televisions with supplemental audio equipment, to give the consumer a movie viewing experience comparable to that enjoyed in theaters. Because of its ability to offer these products together with complementary furniture products, particularly entertainment centers and recliners and other "motion" furniture, Roberds believes that it is well positioned to capitalize on the home theater merchandising concept. The Company is adding high-definition television ("HDTV") and plasma television to its product line.

OTHER. Selected floor-covering products are offered in the Ohio market. The Company does not sell draperies, wallpaper, or tabletop merchandise.


ADVERTISING AND PROMOTION
-------------------------

Roberds employs a combination of newspaper, broadcast, and direct mail advertisements. Newspaper advertisements typically account for the majority of gross advertising expenditures, with broadcast, direct mail, and other forms of advertising constituting the balance. The Company uses a combination of newspaper "run of press" advertising, contained in the body of the newspaper, and "preprint" advertising, which is inserted into the newspaper. The Company advertises continuously during the year, but most heavily during peak retailing seasons such as Thanksgiving and Christmas and for other special promotional programs. Roberds utilizes broadcast advertising primarily Wednesday through Sunday, in newspapers primarily Friday through Sunday, and runs direct mail programs periodically. Roberds runs a variety of promotional programs that range in duration from one to fourteen days.

The Company has an in-house advertising department for the planning, preparation, and production of advertising, and for coordinating advertising with the Company's merchandising policies and programs. The Company employs an advertising agency for the production of broadcast advertising and for assistance in developing its overall advertising strategy. Advertising for all market areas is developed around common themes and promotions, but product prices are varied by market to meet each market's needs and to maintain Roberds' commitment to be competitively priced.


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

                                    6 of 116

CUSTOMER SERVICE AND CONVENIENCE
--------------------------------

The Company stresses superior customer service. Store managers have broad discretion to meet customers' needs. Roberds' stores are open 362 days each year. The stores are open from 10:00 a.m. to 9:00 p.m., Monday through Saturday, and 11:00 a.m. to 6:00 p.m., Sundays, providing ample opportunity for customers, including two-income families, to shop. Store hours are extended during peak selling seasons. Roberds employs commissioned, trained, professional sales associates who are knowledgeable about the products they sell, and almost all of whom are employed full time by the Company.

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

For furniture, major appliances, and consumer electronics products, Roberds offers third-party service contracts that provide additional warranty coverage beyond that which is provided by the manufacturer. The terms of the extended warranty contracts range from nine months to ten years. Roberds provides service for everything it sells. Roberds performs its own furniture and bedding repair service in all markets. Appliance and electronics repair services are provided with a combination of in-house staff and outside providers with whom Roberds has working relationships.


HOME DELIVERY SYSTEM
--------------------

Roberds believes that its system for delivery of merchandise to its customers is convenient for the customer and a strategic advantage. At the time of purchase, customers can elect to take in-stock merchandise with them or schedule it for delivery. Over 80 percent of the merchandise sold is delivered. If the customer wants to arrange a delivery, it is scheduled at the time of sale, on the sales floor, when the customer specifies a date for delivery. Full delivery service is available Monday through Saturday, to provide maximum convenience for the customer. Sunday delivery service is offered during peak retailing seasons. Typically, the customer can schedule deliveries of in-stock merchandise within two days after the sale, and the Company offers next-day delivery on selected products.

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


PURCHASING AND VENDOR RELATIONS
-------------------------------

Roberds' buying operations are organized along its four major merchandise lines. The buyers review inventory and sales reports on a daily basis and place orders based on analysis of past sales and existing inventory levels in the geographic market areas. The buyers also adjust product pricing and advertising to meet competitive needs in each geographic region.

Virtually all furniture, bedding, and major appliances are purchased from North American manufacturers. Consumer electronics products are purchased either from domestic manufacturers or domestic suppliers representing European or Asian manufacturers. Roberds is a member of NATM Buying Corp., a large national buying group organized to purchase consumer electronics and major appliances. Roberds believes its membership in NATM enables it to obtain better product pricing, larger volume discounts, and more advertising rebates than it could obtain independently.

Vendors provide the Company with substantial incentives in the form of cash discounts, volume rebates, and cooperative advertising funds. The aggregate amount of these incentives was approximately $16.4 million in 1998, $16.7 million in 1997, and $18.5 million in 1996. The decline in 1997, as compared to 1996, was principally due to a decrease in vendor incentives and cash discounts as the Company reduced its volume of purchases and inventory levels to better match consumer demand for its products. There can be no assurance that such vendor

                                    7 of 116
incentives will continue at such levels. A reduction in, discontinuance of, or delay in receiving these vendor incentives could have a material adverse effect on the Company.

Access to certain vendors and brand names is important to the Company's continued success. The loss of a significant or well-known vendor, such as General Electric or Broyhill, could have a material adverse effect on the Company.


DISTRIBUTION
------------

The Company operates a distribution center in each of its three market areas. All merchandise is initially received into, and controlled in, a central warehouse in each market. Smaller merchandise items, such as small televisions and VCRs, which can be picked up by the customer, are then redistributed to the stores for customer pick-up. Each store maintains warehouse space to facilitate such customer pick-ups. Management believes this "hub and spoke" arrangement allows for prompt product delivery and efficient distribution.

The Company tags and barcodes all merchandise at the time of arrival in its warehouse centers. The movement of merchandise through the warehouse is tracked by the Company's barcode process. The Company cycle-counts inventory on a scheduled basis and performs physical inventories periodically.


MANAGEMENT INFORMATION SYSTEMS
------------------------------

Roberds utilizes a fully integrated, enterprise-wide management information system for inventory, merchandising, and certain accounting functions. The system was purchased from, and is maintained by, the largest software provider to the furniture retailing industry. The Company is in the process of upgrading its hardware and software to accommodate growth, gain efficiencies, and become Year 2000 compliant.

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


                                    8 of 116

CUSTOMER CREDIT PROGRAMS
------------------------

The Company offers qualified customers a private-label charge card administered by Banc One Private Label Credit Services ("Banc One"). According to Banc One, at December 31, 1998, the Company had over 360,000 private-label charge card accounts that generated sales of approximately $131 million in 1998. Such sales represent approximately 41 percent of the Company's net sales and service revenues for 1998. The credit approval and servicing process is administered by Banc One, which issues customer account cards embossed with the Roberds logo. Roberds receives income from such accounts, based on the difference between: (i) the interest rate charged to the customer, and (ii) Banc One's cost of funds plus an administrative charge. As part of its arrangement with Banc One, Roberds funds a reserve account designed to cover a portion of the bad debt losses incurred by Banc One. All credit losses in excess of the reserve account are the responsibility of Banc One. To the extent the Company utilizes Banc One for programs other than its standard 90-days, same-as-cash program, the Company pays a fee to Banc One for such programs.

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

From time to time, the Company has also arranged financing through other sources for customers not qualifying for credit under the Banc One program. Under some of these programs, the Company paid a fee to the providers for the use of the program; under others, it earned a participation fee. However, under all of these other programs, there was no recourse to Roberds for bad debts. During 1998, the Company's secondary financing source terminated its financing arrangements with the Company. Following that termination, the Company and Banc One agreed to certain changes in the Banc One program, and Banc One became the sole provider of consumer financing to the Company's customers. The Company also renewed its agreement with Banc One for a five-year period.

Roberd Insurance Agency, Inc., a wholly owned subsidiary of the Company, is qualified as an insurance agency under Ohio law. It earns a commission on credit insurance sold by the Company to its customers.


COMPETITION
-----------

The retail sale of furniture, bedding, major appliances, and consumer electronics products in the United States is highly competitive and, for furniture and bedding products, is highly fragmented. There are large numbers of local, regional, and national chains of department stores, specialty retailers, and mass and catalog merchandisers, as well as mail-order and internet merchandisers, competing in each of the Company's product categories and within its geographic markets. Many of these competitors are publicly held and have financial and other resources substantially greater than those of the Company. Further, many of the Company's competitors, particularly in the appliance and electronics product categories, have suffered severe financial problems. From time to time, this has caused the Company to have to compete against retailers that are liquidating merchandise or operating under the protection of the bankruptcy laws. In the major appliance and consumer electronics categories, there has been significant expansion into the Company's markets by publicly held national "superstore" chains, which has greatly increased the competitive environment in those product categories. In general, these competitive conditions have led to heavy advertising, severe price competition, and extensive use of "same-as-cash" programs. The Company expects such competition to continue. As a result of these highly competitive conditions, during 1996, the Company withdrew from the personal computer and home-office categories in its Atlanta and Tampa markets, and during 1998 withdrew those products from its Ohio market. The liquidation of such inventories had an adverse impact on the Company's sales.

One national furniture retailer entered the Dayton market in January 1999 and has announced plans to open another store in Dayton later in 1999. A regional appliance and electronics retailer is entering the Cincinnati, Ohio market in 1999. Several national retailers operating in the Company's markets have continued to expand within those markets. Several national department store chains are experimenting with freestanding furniture, appliance, and electronics formats, and some of those retailers have entered the Company's markets. These competitors may generate additional competition in

                                    9 of 116
the furniture segment. One national furniture retailer, operating under bankruptcy protection, has withdrawn from all of the Company's market areas. While this withdrawal created additional competition during 1997 and 1998, it has now been completed.

The industry competes on the basis of price; credit offerings; merchandise selection, presentation, and availability; and service. The Company competes on price by constantly shopping its competition within its geographic markets and maintaining a competitive pricing approach. Because of its distinctive product mix, Roberds can price its merchandise on the sales floor at or below the competition. The Company believes it competes favorably on merchandise selection because, at an average of 60,000 square feet of showroom size, its stores are larger than those of many of its competitors, thus enabling Roberds to attractively display a broader range of merchandise in each of its four product categories. Management believes Roberds' product availability is good because of its strong vendor relations and its regional distribution facilities, which are located near its stores. The Company believes that it provides superior customer service through its full-time, commissioned sales staff, effective delivery of merchandise, and effective handling of special orders.


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


BACKLOG
-------

The Company's backlog of sales (sales orders written but not yet delivered) was approximately $8.9 million at December 31, 1998 as compared to $9.5 million at December 31, 1997.


EMPLOYEES
---------

At January 31, 1999, the Company had approximately 1,900 employees, substantially all of whom were full time, including approximately 640 in sales and sales management, 500 in office and administrative capacities, and 760 in warehouse, service, and delivery functions. The Company has never experienced a work stoppage due to labor difficulties and is not a party to any collective bargaining arrangements. The Company considers its relations with its employees to be good.


MERGERS; SUBSIDIARIES
---------------------

In 1994, Roberds Service Company was merged into Roberds, Inc. Roberd Insurance Agency, Inc. is a wholly owned subsidiary of the Company, is a licensed insurance agency under Ohio law, and earns a commission on credit insurance sold by the Company.


                                   10 of 116

TRADEMARKS AND LICENSES
-----------------------

The trademarks ROBERDS(R), AMERICA'S NAME BRAND HEADQUARTERS(R), THE BIG ONE(R), EMPLOYEE PRICE SALE(R), and BACK DOOR SALE(R), ROBERDS GRAND FURNITURE APPLIANCES ELECTRONICS(R), BOTTOM LINE . . . IT COSTS LESS AT ROBERDS(R), and DOUBLE THE DIFFERENCE(R) are registered by the Company with the United States Patent and Trademark Office. Roberds has an application pending to register HOME THEATER SOLUTIONS @ ROBERDS(TM). Roberds does not license any intellectual property to other parties. Roberds does not license any intellectual property from others, except for computer software, principally for use in the Company's management information system described elsewhere in this Report, and the trademarks of certain of its vendors that permit Roberds to utilize their trademarks in connection with the promotion and sale of the vendors' products.

                                   11 of 116

ITEM 2.           PROPERTIES


Roberds' facilities are strategically located on major thoroughfares and many are near interstate highways. Many stores are free-standing facilities, and all have ample parking. The following table sets forth information regarding the Company's stores and warehouses in each of its markets, at December 31, 1998:


                                                  SHOWROOM    WAREHOUSE
                                                   SIZE IN      SIZE IN     OWNED/
REGION                         DATE OPENED         SQ. FT.      SQ. FT.     LEASED
------                         -----------         -------      -------     ------

OHIO
----
West Carrollton, Ohio(1)       June 1971           145,000      15,000      Leased(2)
West Carrollton, Ohio(1)(6)    June 1974                        20,000      Leased(2)
Piqua, Ohio(3)                 March 1983           56,000       4,000      Leased(2)
Springfield, Ohio              May 1985             50,000      16,000      Leased(2)
Richmond, Indiana              March 1988           55,000       4,000      Leased(2)
Vandalia, Ohio(7)              July 1989           139,000      20,000      Owned
Beavercreek, Ohio              April 1995           63,000       5,000      Owned
Fairborn, Ohio                 January 1996                    480,000      Owned
Springdale, Ohio               July 1996           250,000      64,000      Leased

GEORGIA
-------
Norcross, Georgia(4)           March 1979           60,000      28,000      Leased
Marietta, Georgia(8)           July 1984            59,000       4,000      Leased(2)
Forest Park, Georgia(8)        October 1987         75,000       4,000      Leased(2)
Roswell, Georgia               September 1990       56,000       4,000      Leased
Doraville, Georgia             January 1994                    217,000      Leased
Gainesville, Georgia           September 1994       71,000      10,000      Leased
Douglasville, Georgia(9)       November 1994        64,000       4,000      Owned
Athens, Georgia                August 1995          62,000       4,000      Owned
Fayetteville, Georgia          September 1995       62,000       4,000      Owned
Atlanta (Buckhead), Georgia    November 1996        70,000       6,000      Owned

FLORIDA
-------
Tampa, Florida(5)              March 1985           73,000       9,000      Owned
Bradenton, Florida             June 1986            53,000       4,000      Leased
Clearwater, Florida            September 1986       52,000       4,000      Leased
North Tampa, Florida           March 1990           50,000       5,000      Owned
Brandon, Florida               November 1990        49,000       5,000      Leased
Seminole, Florida              November 1993        81,000       6,000      Leased
Brandon, Florida               May 1994                        159,000      Leased
Sarasota, Florida              July 1994            50,000       5,000      Leased
Port Richey, Florida           March 1995           60,000       6,000      Owned
                                                            ----------  ----------

         Total                                               1,805,000   1,116,000
                                                             =========   =========


                                   12 of 116

(1) Original store has been relocated and expanded several times since its opening, and was remodeled and expanded again in 1994 and again in 1997.
(2) Facilities leased from entities controlled by one or more of the Initial Shareholders. See Item 13 of this Report, Certain
         Relationships and Related Transactions.
(3) Original store was relocated and expanded to the present facility in 1988.
(4)      Remodeled and expanded in 1994.
(5)      Relocated and expanded in 1995.
(6) Approximately 20,000 square feet in the former West Carrollton, Ohio showroom/warehouse was used as a warehouse for the carpet division; however, that space was abandoned in 1998 and the carpet warehouse was relocated into the West Carrollton store facility. The former carpet warehouse is available for lease to third parties. The remaining 40,000 square feet is used for corporate offices.
(7)      Expanded in 1996.
(8) The Marietta and Forest Park, Georgia facilities include approximately 14,000 and 42,000 square feet, respectively, not included in the table above, portions of which are currently leased to third party commercial and retail tenants, and other portions of which are available for lease to third parties.
(9) The Douglasville, Georgia store includes approximately 17,000 square feet not included in the table above, which is leased to third parties.


The Company operated a store in Decatur, Georgia through December 31, 1997, when retailing operations ceased. The Company's lease on the facility expired in January 1998, when the space was returned to the landlord.

In March 1998, the Company expanded its Forest Park, Georgia store into space that had been occupied by a third-party tenant, following the vacation of the space by that tenant. The 18,000 square foot expansion area is utilized as additional retail space offering clearance merchandise.

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



                                   13 of 116

ITEM 3.           LEGAL PROCEEDINGS


GENERAL
-------

In February 1994, the Company announced its earnings for the fourth quarter and year ended December 31, 1993. Following that announcement, the Company's stock price declined substantially. Four lawsuits were filed against the Company, certain of its directors, certain of its officers, and its co-managing underwriters, in U.S. District Court for the Southern District of Ohio, case numbers C-3-94-86, 99, 100, and 127. The suits were consolidated into a single suit, In re Roberds Securities Litigation. In December 1996, the Company reached an agreement to settle the class-action securities litigation and such agreement was approved by the court in 1997. A total of $1.6 million was paid into an escrow account to satisfy the plaintiffs' legal expenses and claims for damages to the class. In 1997, Roberds paid $342,500 into escrow as its share of the settlement, and the insurance carrier for its officers and directors paid $1,257,500. No portion of the funds paid into escrow can revert to the Company. In 1998, the escrow agent distributed the funds to the claimants, and the matter came to a close.

The Ohio Bureau of Workers' Compensation Fund has issued an assessment against the Company for approximately $871,000 in connection with an audit of the Company's workers' compensation tax returns. In the fourth quarter of 1996, the Company accrued $2.6 million to cover its estimated liability resulting from the State's assessment. Such assessment, and certain subsequent developments, are discussed more fully in the Notes to the Consolidated Financial Statements, which are included elsewhere in this Report.

In 1996, a former employee of the Company filed suit in the Court of Common Pleas for Montgomery County, Ohio, Rouch, et. al. vs. Roberds Furniture & Appliances, et. al., case number 96-1512. The complaint alleged that the Company permitted certain unsafe conditions to exist in one of its Ohio warehouses, which allegedly led to certain personal injuries sustained by the plaintiff. The suit sought $825,000 in compensatory damages and $800,000 in punitive damages from the Company. In January 1997, the plaintiffs voluntarily dismissed the complaint, without explanation. In January 1998, the suit was re-filed as case number 1998-CV-00125, making the same allegations that were made in the initial complaint. During 1998, the Company's insurance carrier settled the lawsuit. The Company did not contribute to the settlement.

In the ordinary course of its business, the Company is from time to time a party in certain legal proceedings. In the opinion of management, the Company is not party to any litigation, other than those described in this Item 3, that would have a material adverse effect on its operations or financial condition if the proceeding was determined adversely to the Company.


ENVIRONMENTAL
-------------

In 1985, a partnership between Kenneth W. Fletcher and Donald C. Wright (two of the Company's Initial Shareholders(2), acquired a 21-acre parcel of land in Springfield, Ohio ("Parcel") from an unaffiliated party. The Parcel included a building

-------------------


         2 The Company's Initial Shareholders were Messrs. Kenneth W. Fletcher, Donald C. Wright, and Howard W. Smith, who held all of the Company's outstanding common shares immediately prior to the initial public offering in 1993. Upon Mr. Fletcher's death in January 1999, his shares moved into the hands of his estate and into a trust for the benefit of his spouse. Further references in this Report to the Initial Shareholders include the estate and trust as the context requires. See also Item 12 of this Report, Security Ownership of Certain Beneficial Owners and Management.

                                   14 of 116
and parking area previously operated by an unaffiliated party as a retail store. In 1985, the Company remodeled the building and leased the Parcel from the partnership as the location of its Springfield, Ohio store.

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

The Springfield site also includes a gas station and car wash that were operated for many years by a third-party tenant. In December 1998, that operator abandoned the facilities and informed Springfield Properties, Inc. that it did not intend to upgrade the underground gasoline tanks that were on the site to comply with federal and state regulations requiring such an upgrade. Springfield Properties, Inc. has not yet determined how it will address the abandoned tanks and facilities.

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


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.


                                   15 of 116

                        EXECUTIVE OFFICERS OF REGISTRANT



The following information concerning executive officers of the Company is provided pursuant to Instruction 3(b) of item 401 of Regulation S-K. The following table sets forth certain information regarding the Company's executive officers at January 31, 1999. The Company is not aware of any family relationship between any executive officers or directors of the Company. Executive officers serve at the discretion of the Board of Directors.

NAME                    AGE      POSITION
----                    ---      --------
Melvin H. Baskin        55       Chief Executive Officer

Robert M. Wilson        46       President, Chief Administrative Officer,
                                 Chief Financial Officer, General Counsel,
                                 Secretary, and Director

Billy D. Benton         47       Executive Vice President-Operations

R. Brian Good           40       Senior Vice President-Stores

Michael A. Bruns        36       Vice President, Controller, and Chief
                                 Accounting Officer

Wayne B. Hawkins        45       Treasurer and Assistant Secretary

Jonathan W. House       54       Vice President-Warehousing, Distribution and
                                 Logistics

Wayne P. McCollum       59       Chief Information Officer

Charles H. Palko        47       Vice President-Appliances and Electronics

M. Scott Taylor         39       Vice President-Human Resources

Michael Van Autreve     51       Vice President-Bedding


MELVIN H. BASKIN was elected Chief Executive Officer in July 1998. He also served as President from July through October 1998. From July 1997 through July 1998, he was Chief Operating Officer, Farm Stores, Inc., Miami, Florida. From May 1997 through July 1997, he was President, Breuner's Home Furnishings Corp., Lancaster, Pennsylvania, and from June 1996 through July 1997 was President-Eastern Division of Breuner's. From 1993 through May 1996, he was President, Alex & Ivy Country Division, The Bombay Company, Inc., Fort Worth, Texas.

ROBERT M. WILSON was elected President and Chief Administrative Officer in October 1998. He has been General Counsel, Secretary, and a director since 1993. He has also served as Chief Financial Officer of Roberds since 1988, and was an Executive Vice President from 1988 through October 1998. He was Treasurer from 1993 through May 1995, and Assistant Treasurer from May 1995 through May 1997.

BILLY D. BENTON was elected Executive Vice President-Operations in May 1997. From October 1996 through May 1997, he consulted with several business and explored a number of business opportunities. Prior thereto, he was employed in a variety of positions with Levitz Furniture Corporation, Boca Raton, Florida. From January through October 1996, Mr. Benton was National Director of Retail Marketing for Levitz. From August 1995 through January 1996, he was Eastern Division President. From 1992 through August 1995, he was Vice President-General Manager, Southeast Region. Levitz filed for protection under Chapter 11 of the bankruptcy laws in September 1997.

                                   16 of 116

R. BRIAN GOOD was elected Senior Vice President-Stores in November 1998. From April 1998 through November 1998, he was Senior Divisional Vice President, Good's division of Breuner's Home Furnishings Corp., Lancaster, Pennsylvania. From June 1996 through April 1998, he was Senior Regional Vice President of the Good's division. From January through June 1996, he was Senior Vice President of Sales and Marketing, Good's Furniture, Inc. From 1990 through January 1996, he was Vice President of Sales of Good's.

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

JONATHAN W. HOUSE was elected Vice President-Warehousing, Distribution and Logistics in May 1998. Prior thereto, he served as a consultant to the Company since March 1998. From November 1996 through March 1998, he was a Senior Consulting Project Manager in logistics, NCR Corporation, Dayton, Ohio. Prior thereto, he served in the United States Army primarily in logistics functions and commands, retiring as a Colonel in November 1996. From June 1994 through November 1996, he was Commander and Deputy Commander, Defense Electronics Supply Center, Dayton, Ohio. From 1993 through June 1994, he was Commander, U.S. Army Transportation School, Fort Eustis, Virginia.

WAYNE P. MCCOLLUM was elected Chief Information Officer in November 1998. From November 1997 through November 1998, he was Vice President of Information Technology, Farm Stores, Inc., Miami, Florida. From April 1997 through November 1997, he explored business opportunities. From August 1995 through April 1997, he was Chief Information Officer and later Chief Operating Officer, Rampage Clothing Company, Los Angeles, California. From 1993 through August 1995, he was Senior Consultant, Electronic Data Systems, Dallas, Texas, specializing in retail clients.

CHARLES H. PALKO was elected Vice President-Appliances and Electronics in January 1998. He was Vice President-Appliances from March 1996 through January 1998. From 1993 through March 1996, Mr. Palko was Vice President-Merchandising, Fretter, Inc., Brighton, Michigan. Fretter, Inc. filed for protection under the United States Bankruptcy laws in October 1996.

M. SCOTT TAYLOR was elected Vice President-Human Resources in November 1998. From October 1996 through November 1998, he was Vice President-Stores, Farm Stores, Inc., Miami, Florida. From April 1995 through October 1996, he was Director-Executive Placement, Sunglass Hut International, Coral Gables, Florida. From 1991 through April 1995, he was Human Resource Manager, T.J. Maxx, Dedham, Massachusetts.

MICHAEL VAN AUTREVE has been Vice President-Bedding since 1988.


The Company's future performance will depend to a significant extent upon the efforts and abilities of certain members of senior management. The loss of the services of any member of senior management could have a material adverse effect on the Company.

At January 31, 1999, the Initial Shareholders, and their spouses, owned approximately 49.5 percent of the Company's outstanding shares. As a result, they may be in a position to control the election of the entire Board of Directors of the Company and control the outcome of all actions requiring shareholder approval, thereby insuring their ability to control the future direction and management of the Company.

The Company's Amended Articles of Incorporation and Regulations contain certain provisions that may discourage acquisition bids for the Company and could limit the price that certain investors might be willing to pay for the Company's common shares. Among others, these provisions include the classification of the Board of Directors, certain restrictions


                                   17 of 116
on shareholders' ability to remove directors, certain "fair price" provisions adopted by the Company under Ohio law, and the Company's adoption of certain restrictions on shareholders' ability to bring matters before meetings of shareholders. In addition, the Company has the ability to issue preferred shares, which could serve to discourage acquisition bids for the Company's common shares.

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


                                   18 of 116

                                     PART II


ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

Trading in the common shares of Roberds, Inc. commenced in 1993, following its initial public offering. The shares trade on the Nasdaq National Market tier of The Nasdaq Stock Market, under the symbol "RBDS." The following table sets forth the high, low, and closing prices for trading in the Company's common shares, as reported on The Nasdaq Stock Market, for each quarter in fiscal 1998 and 1997.


                      First     Second        Third        Fourth
                     Quarter    Quarter      Quarter       Quarter
                     -------    -------      -------       -------

1998
----
High                  $4.50      $3.50        $4.25          $3.00

Low                    2.13       2.38         1.50           1.50

Close                  3.00       2.63         2.50           2.06


1997
----
High                  $9.00      $7.25        $5.50          $5.13

Low                    7.00       3.00         3.19           2.50

Close                  7.06       5.25         3.50           3.00


Such quotations include inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. At the close of trading on January 31, 1999, the Company had approximately 226 shareholders of record. Based upon the quantity of shareholder materials provided to brokerage houses and individual shareholders requesting such materials, the Company estimates that the total number of record and beneficial shareholders at January 31, 1999 was approximately 2,000.

In October 1998, The Nasdaq Stock Market ("Nasdaq") informed the Company that it failed to meet one of the requirements for continued listing on the Nasdaq National Market tier, specifically the requirement that at least $5 million of stock be held by individuals other than officers, directors, and those who own more than ten percent of the Company's outstanding shares. The Company has appealed the Nasdaq's determination, and will request additional time to meet the requirement. The Company expects the appeal to be heard in March 1999. It is not possible to predict the outcome of the appeal. If Nasdaq rules that the Company's shares do not qualify for listing on the National Market tier, the Company will explore other alternatives so that it can remain listed. However, it is possible that the Company's shares may become de-listed from the Nasdaq National Market tier, and that they would trade on The Nasdaq Small Cap Market, or that they would become de-listed altogether and that they would trade on the OTC Bulletin Board or on what is generally known as the "pink sheets." Such an outcome could adversely affect the price of the Company's shares and investors' ability to readily trade shares.

Through the initial public offering of its common shares in 1993, the Company paid dividends from time to time. In 1994, the Company paid $193,000 to Initial Shareholders, pursuant to the Tax Indemnification Agreement entered into by the Company and the Initial Shareholders at the time of the initial public offering. Such reimbursement is reflected in the Company's financial statements as a distribution of retained earnings. In 1998, the Company settled an examination of its 1993 and 1994 federal income tax returns, and accrued an additional $225,000 payable to the Initial Shareholders as


                                   19 of 116
the result of that settlement. See the Notes to the Consolidated Financial Statements included elsewhere in this Report. Other than the reimbursements described above, the Company has declared no dividends since the initial public offering of its common shares, and no dividends are being contemplated by the Board of Directors. The Company's revolving bank line of credit contains a covenant prohibiting the payment of dividends. Therefore, no retained earnings were available for dividends at December 31, 1998.



                                   20 of 116

ITEM 6.           SELECTED FINANCIAL DATA

(All amounts in thousands, except per share data, percentages, and inventory turnover)
The operations statement data and the balance sheet data presented below have been derived from the Company's consolidated financial statements and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto, and the independent auditor's report thereon, included elsewhere herein. Certain reclassifications have been made in the prior years' selected financial data to conform to the classifications used in 1998. These reclassifications had no effect on the net (loss) earnings or shareholders' equity as previously reported.


OPERATIONS  STATEMENT DATA:
---------------------------


                             YEAR ENDED DECEMBER 31


                              1998             1997              1996              1995             1994

Net revenues                $318,710         $341,703          $342,102         $301,324          $259,159

Cost of sales                218,497          230,754           238,645          209,320           180,947
                             -------          -------           -------          -------           -------
Gross profit                 100,213          110,949           103,457           92,004            78,212
Selling, delivery, and
 administrative expenses     110,358          111,642           102,043           81,187            71,089
Interest expense, net          7,224            7,545             5,681            3,500             1,636
Litigation                                                        3,314
Finance participation
  income                      (3,032)          (3,217)           (2,451)          (2,489)           (2,908)
Other income, net             (3,536)          (3,495)           (3,690)          (3,440)           (2,123)
                             -------         ---------           ------           ------           -------
(Loss) earnings before
  income taxes (benefit)     (10,801)          (1,526)           (1,440)          13,246            10,518
Income taxes (benefit)         5,322(3)          (425)             (530)           5,225             3,925
                             -------          --------        ----------         -------           -------
Net (loss) earnings         $(16,123)         $(1,101)        $    (910)          $8,021            $6,593
                            ========          ========        ==========          ======            ======

Basic and diluted
  earnings (loss) per share   $(2.66)          $(0.18)           $(0.15)           $1.36             $1.12
                               =====           =======           =======          ======             =====
Weighted average
 shares outstanding:
  Basic                        6,065            5,979             5,934            5,898             5,871
                               =====            =====             =====            =====             =====
  Diluted                      6,065            5,979             5,934            5,919             5,872
                               =====            =====             =====            =====             =====


------------------------------
3        See Note I to Consolidated Financial Statements.




                                   21 of 116

BALANCE SHEET DATA (AT PERIOD END):

                                   DECEMBER 31
                               1998             1997             1996             1995              1994

Working capital               $8,514          $18,182           $34,952          $23,060           $15,764
Merchandise inventories      $43,937          $51,173           $62,998          $41,377           $37,247
Property and equipment,
  net                        $92,085          $99,364          $104,953          $81,310           $55,791
Total assets                $148,208         $172,691          $192,208         $142,049          $105,556
Long-term debt,
  including capital leases,
  less current maturities    $70,065          $73,309           $90,365          $54,448           $29,168
Deferred warranty revenue     $5,211           $8,727           $11,627           $9,546            $6,925
Total shareholders'
  equity                     $29,672          $45,769           $46,570          $47,199           $38,965


SELECTED OPERATING DATA:
Stores open at end
 of period                        24               24                25               23                19
Total selling square
  footage at end
  of period (1)                1,805            1,782             1,784            1,394             1,133
Percentage (decrease)
  increase in comparable
  store net sales (2)           (4.6)           (11.0)             (8.1)            (0.9)             10.0
Inventory turnover (3)           4.6              4.0               4.6              5.3               5.3


1) Total selling square footage includes selling and office space within each store, but excludes warehouse space.

2) Comparable store sales are computed monthly for each period presented by comparing the sales in a month (for those stores that were open for the entire month in the current year and the entire comparable month in the prior year) with the sales for the comparable month in the prior year.

3) Inventory turnover is calculated by dividing cost of sales for the period by the average of the beginning and ending inventory balances for the period.


                                   22 of 116

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands, except per share data)


RESULTS OF OPERATIONS
---------------------

The following table sets forth the results of operations as a percentage of sales for the last three years:

                                                    YEAR ENDED DECEMBER 31
                                                  1998        1997       1996

Net sales and service revenues                   100.0%       100.0%    100.0%
Cost of sales and services                        68.6         67.5      69.8
                                                 -----        -----     -----
Gross profit                                      31.4         32.5      30.2
Selling, delivery and
  administrative expenses                         34.6         32.7      29.8
Interest expense, net                              2.2          2.2       1.6
Litigation                                                                1.0
Finance participation income                      (1.0)        (1.0)     (0.7)
Other income, net                                 (1.0)        (1.0)     (1.1)
                                                 -----        -----     -----
(Loss)  before income
  taxes (benefit)                                 (3.4)        (0.4)     (0.4)
Income taxes (benefit)                             1.7         (0.1)     (0.1)
                                                 -----        -----     -----
Net (loss)                                        (5.1)%       (0.3)%    (0.3)%
                                                 =====        =====     =====

Sales by the Company's three market areas as a percentage of total sales for each of the last three years were as follows:

                                          YEAR ENDED DECEMBER 31

                                        1998       1997      1996

Ohio                                  49%          50%         46%

Georgia                               31           30          32

Florida                               20           20          22
                                    -------     --------    --------
                                     100%         100%        100%
                                    =======     ========    ========

                                   23 of 116

Sales by major product category as a percentage of total sales for each of the last three years were as follows:

                                             YEAR ENDED DECEMBER 31
                                           1998       1997       1996

Furniture.................................  38%        37%        38%

Bedding...................................  13         13         12

Major appliances..........................  24         25         25

Consumer electronics......................  18         19         21

Extended warranty contracts and other...     7          6          4
                                        -------        --        ---

                                           100%       100%       100%
                                           ===        ===        ===


1998 COMPARED TO 1997. Sales in 1998 were $318,710, compared to $341,703 in 1997, a 6.7% decrease. Comparable store sales in 1998 decreased by 4.6 %. The decline in total sales includes the effect of closing the Decatur, Georgia store in December 1997 ($7,728) and, to a lesser extent, the withdrawal from the personal computer business in the Ohio market area ($4,303).

For 1998, the percentage increases (decreases) in sales in the Company's three market areas were as follows:

                                TOTAL                   COMPARABLE
                               STORES                     STORES

Ohio                             (8)%                         (8)%

Georgia                          (4)                           3

Florida                          (8)                          (8)

Overall, the Company believes that a highly competitive retail environment for big ticket goods, combined with an industry wide softness in consumer electronics and high consumer debt, contributed to the decrease in comparable store sales. See "Business Competition."

In March 1997, the Company entered into an agreement to sell third-party extended warranty contracts. Revenues and the related costs of the contracts entered into after the effective date of the agreement are being recognized at the time the third-party contracts are sold. Revenues and selling costs related to contracts sold prior to the effective date of the agreement are recognized over the remaining lives of the contracts, and the expenses related to service costs are recognized as incurred. Total sales were positively affected by this new agreement by approximately 0.5% in 1998.

Gross profit for 1998 was $100,213, or 31.4% of sales, compared to $110,949, or 32.5% of sales, for 1997. The majority of the decline in gross profit margin percentage in 1998 reflects the liquidation at reduced selling prices of certain aged inventories and inventories from certain vendors that are being de-emphasized or discontinued. Also, contributing to the gross margin percentage decline was an increase in the LIFO inventory reserve of $1,211 versus a decrease in the reserve of $239 in 1997. Partially offsetting the decline in gross margin percentage were the above-mentioned sales of third-party extended warranty contracts, which favorably affected gross margins as a percentage of sales by approximately 0.2% in 1998. The effect of the sale of third-party warranty contracts on gross margin as a percentage of sales became comparable in the second quarter of 1998.


                                   24 of 116

Gross margin percentages for 1998 by category were approximately 34% for furniture, 45% for bedding, 21% for major appliances, and 17% for consumer electronics. The gross margin percentages for 1998 decreased for furniture as compared to 1997, while margins for bedding, consumer electronics, and major appliances held relatively steady. Contributing to the decline in gross margin percentage for furniture was the above mentioned liquidation of certain aged and de-emphasized merchandise and the increase in the LIFO reserve. This liquidation is now complete. Product prices and margins in consumer electronics and appliances continued to be under pressure during 1998, as a result of competitive conditions in these categories.

Selling, delivery, and administrative expenses decreased to $110,358, or 34.6% of sales in 1998, compared to $111,642, or 32.7% of sales, in 1997. The increase in expenses as a percentage of sales for 1998, as compared to 1997, was primarily due to increases in selling and warehouse expenses to support the clearance of aged and discontinued merchandise and, to a lesser extent, increases in provisions for certain employee benefits and the effect of fixed costs in light of the Company's decline in comparable store sales. Selling, delivery and administrative expenses for 1998 reflect: (a) reduced net advertising and promotional credit expenses; (b) a one-time refund of premiums of $1,053 and a 75% rate reduction for the first half of 1998 to all participants in the State of Ohio workers' compensation fund; (c) a reduction in worker's compensation expense as a result of a change to insured programs in Georgia and Florida; (d) a decrease in professional fees for outside consulting services; and (e) a reduction in property insurance expenses due to a change in insurance carriers.

Interest expense, net of interest income, decreased to $7,224 for 1998, as compared to $7,545 in 1997. The decrease in interest expense in 1998 resulted primarily from a reduction in merchandise inventories, which resulted in a decrease in the related indebtedness incurred to carry such inventories.

Finance participation income, which consists of income from the Company's private-label credit card program, decreased to $3,032, or 1.0% of sales, in 1998, compared to $3,217, or 1.0% of sales, in 1997. Finance participation decreased in 1998 as compared to 1997 as a result of ongoing changes in the use of income-generating finance programs compared to longer-term, same-as-cash programs that generate financing expense. Such shifts may occur again in the future, thereby affecting the Company's finance participation income.

Other income, net, which consists primarily of cash discounts and rental income from tenants, was $3,536, or 1.0% of sales, in 1998, compared to $3,495, or 1.0% of sales, for 1997. The increase in other income for 1998 is a result of the Company taking advantage of various cash discounts offered by its vendors.

Loss before income taxes (benefit) increased to $(10,801) in 1998, from $(1,526) in 1997. Income tax expense for 1998 was $5,322, or approximately 49% of the loss before taxes, as compared to income tax benefit of $425, or 28% of loss before taxes, in 1997. The disproportionate provision for income taxes in 1998 reflects an increase in the valuation reserve provided for deferred tax assets resulting in the elimination of all deferred tax assets at December 31, 1998. The reserve was deemed necessary as a result of the uncertainty of the recoverability of such future tax benefits.

1997 COMPARED TO 1996. Sales in 1997 decreased to $341,703 from $342,102 in 1996, a 0.1% decrease. Comparable store sales in 1997 decreased by 11.0%. The decline in total sales for 1997, compared to 1996, is partially the result of the comparison of sales for the Cincinnati megastore in 1997 to the very successful grand opening of that store in the third quarter of 1996. The Company believes that a highly competitive retail environment for big ticket goods, combined with an industry wide softness in consumer electronics and high consumer debt, also contributed to the decrease in comparable store sales. Additionally, during 1997, the Company focused on improving its gross margin percentage versus the very price-promotional approach utilized during 1996.

                                   25 of 116

For 1997, the percentage increases (decreases) in sales in the Company's three market areas were as follows:

                             TOTAL                   COMPARABLE
                            STORES                     STORES

Ohio                           8%                       (11)%

Georgia                       (5)                       (12)

Florida                      (10)                       (10)

Comparable store sales for the Ohio market decreased due to the comparison against the very successful grand opening period for the Cincinnati megastore in the third and fourth quarters of 1996.

Sales of furniture product as a percentage of total sales declined in 1997. This decline is the result of a decrease in total sales in the Cincinnati megastore, as compared to its very successful grand opening in the third quarter of 1996, when the Cincinnati megastore generated a disproportionately high percentage of the Company's furniture sales. Sales of consumer electronics products have declined as a percentage of total Company sales due to rapidly declining retail prices in that product category, continued industry softness, a highly competitive retailing environment, and the lack of new products, at higher prices, to offset the effect of mature products with declining prices. The Company expects retail price declines in the electronics category to continue for the foreseeable future.

As previously mentioned, in March 1997, the Company entered into an agreement to sell third-party extended warranty contracts. Total sales were positively affected by this new agreement by approximately 1.8% in 1997. As a result of the change in the extended warranty arrangement, extended warranty contract revenue increased as a percentage of total sales in 1997.

Gross profit for 1997 was $110,949, or 32.5% of sales, compared to $103,457, or 30.2% of sales, for 1996. Sales of third-party extended warranty contracts favorably affected gross margins as a percentage of sales by approximately 0.7% in 1997.

Gross margin percentages for 1997 by category were approximately 38% for furniture, 45% for bedding, 22% for major appliances, and 17% for consumer electronics. The gross margin percentages for 1997 increased for furniture, bedding, and consumer electronics as compared to 1996, while margins for major appliances held relatively steady. The increase in the furniture gross margin percentage reflects less aggressive pricing in this category in all market areas, but particularly in the Cincinnati megastore where the furniture category was heavily discounted during the grand opening of that market in 1996. The gross margin percentage increase for consumer electronics reflects a reduction in the use of the price-promotional approach during 1997 as compared to 1996.

Selling, delivery, and administrative expenses increased to $111,642, or 32.7% of sales, in 1997 compared to $102,043, or 29.8% of sales, in 1996. The increase as a percentage of sales in 1997 is primarily attributed to: (a) increased sales commissions as a result of a higher percentage of revenue associated with warranty contracts and increased product gross margins; (b) increased advertising expenses; (c) the effect of fixed occupancy costs in light of the Company's declining comparable store sales; (d) increased professional fees, as the result of the engagement of a national management consulting firm and (e) increased workers' compensation costs. These increases were offset in part by a decrease in costs that were incurred in 1996 in conjunction with the grand opening of the Cincinnati megastore and the consolidation of warehouse operations in Dayton.

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

                                   26 of 116

Finance participation income, which consists of income from the Company's private-label credit card program, increased to $3,217, or 1.0% of sales, in 1997, compared to $2,451, or 0.7% of sales, in 1996. Finance participation increased in 1997 as compared to 1996 because finance participation was unfavorably impacted in 1996 by the initial influx of non-interest-bearing accounts into the private-label credit card program as part of the Cincinnati market entry. Additionally, finance participation increased in 1997 as a result of the Company's emphasis on its core and shorter-period finance programs during the first half of 1997, as compared to 1996 when it relied heavily on twelve-months programs.

Other income, net, which consists primarily of cash discounts and rental income from tenants, was $3,495, or 1.0% of sales, in 1997, compared to $3,690, or 1.1% of sales, for 1996. Cash discounts decreased in total and as a percentage of sales in 1997 as the Company reduced its appliance and consumer electronics inventories to better match the consumer demand for these products.

Loss before income tax benefit increased to $(1,526) in 1997, from $(1,440) in 1996. Income tax benefit for 1997 was $425, or approximately 28% of the loss before taxes, as compared $530, or 37% of loss before taxes, in 1996. The disproportionate provision for income taxes in 1997 reflects minimum taxes imposed by certain jurisdictions, and a valuation reserve for certain state operating loss carryforwards because the Company determined that recoverability of such carryforwards was uncertain.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash declined to $932 at December 31, 1998, compared to $2,494 at December 31, 1997. The Company generated $2,375 of cash from operating activities during 1998. Cash of $6,025 was provided from a reduction in merchandise inventories as the Company continued to review its assortment and stocking requirements in an effort to better match inventory levels to consumer demand and to increase inventory turns. Funds generated from the reduction of merchandise inventories were utilized in part by reductions of $2,741 in accounts payable and $3,516 in the balance of deferred warranty revenue. The Company's accounts payable balance has declined as the result of reduced levels of purchasing and as the Company took advantage of various cash discounts offered by its vendors. As a result of the Company's ability to generate cash flow from operating activities during 1998, the Company was able to reduce its total debt by $3,031.

During 1998, the Company's capital expenditures totaled $1,499. These expenditures primarily represented normal replacement and upgrade projects. As of December 31, 1998, the Company had outstanding commitments to acquire delivery vehicles and warehouse equipment totaling approximately $3,400. These commitments are expected to be financed through operating leases. Subsequent to December 31, 1998, the Company entered into an agreement to acquire approximately $1,700 of computer hardware and software that is expected to be financed under capital lease arrangements. The Company has no other significant expansion or capital expenditure plans for 1999 other than normal replacement, repair, and upgrade projects, and existing store refurbishment.

During the past two years the Company has generated $23,229 million in cash from operating activities, of which $18,089 was generated through reductions of inventory. The cash flow generated from operations in 1997 and 1998 was utilized to reduce to Company's total debt by $20,747. While the Company will continue to identify opportunities to reduce inventories, it does not believe that inventory reductions will provide significant additional cash flow in 1999. As a result, the Company's 1999 capital expenditure plans and debt maturities will need to be funded by a combination of operating cash flow, the revolving line of credit, or other alternative financing sources.

In March 1999, the Company refinanced its revolving line of credit with another bank. The refinanced line expires in February 2004. The amount available under the line is limited to the lesser of: (a) $30,000 or (b) an amount based upon a percentage of eligible inventory, which varies seasonally. At December 31, 1998, $27,181 would have been available under the line, of which $17,500 was outstanding. The line of credit bears interest at either the bank's base rate (7.75% at December 31, 1998) or LIBOR plus 2.25% (7.88% at December 31, 1998).

The line of credit includes certain restrictive covenants including, among others, limitations on capital expenditures and the aggregate amount of funded debt. The line prohibits the payment of dividends. The line also requires the maintenance of a minimum fixed-charge-coverage ratio, which becomes increasingly restrictive over time. In order to comply with

                                   27 of 116
this covenant, the Company must improve operations significantly during 1999 over the actual results experienced during 1998. Such improvements in operations are expected based upon the Company's 1999 business plan. If such improvements are not achieved, the Company will have to renegotiate the covenants in order to remain in compliance. The Company has no assurance that such approvals, if necessary, will be granted. If such approvals are not obtained, the Company will seek alternative financing sources. While the Company believes that such financing can be obtained, there can be no assurance that it can be obtained at all, or that it can be obtained on terms or at rates comparable to those in the existing agreement or acceptable to the Company.

YEAR 2000 ISSUE
---------------

The Company has reviewed its primary and secondary information systems for Year 2000 issues. The Company's primary management information and credit-card processing systems are provided by third-party vendors that have assured the Company that their systems will be Year 2000 compliant. The Company believes that its costs related to the conversion of the credit-card processing system will be insignificant. The Company expects the costs to upgrade the software and hardware for its primary management information system will be approximately $1,700,000, which it expects to finance through a capital lease arrangement, for which it has a commitment. The majority of the expenditures will be for hardware upgrades to accommodate new software. No significant expenditures have occurred to date. The Company expects to make all of the expenditures by the third quarter of 1999.

The Company has identified several secondary information systems, such as payroll, delivery, telephone, personal computer, and service department systems, that will require software and hardware upgrades and conversions to be Year 2000 compliant. The Company expects these costs to be less than $400,000. The majority of the costs are expected to be incurred on software to incorporate the Company's service departments into the primary management information system. Only a small portion of these expenditures has occurred to date. The Company expects to make all such expenditures by late 1999.

Because the Company is engaged in the sale of consumer products, it does not believe that it has any material risk with respect to Year 2000 issues for its customers. The Company has not assessed the impact of Year 2000 issues on its merchandise suppliers; however, the Company is not aware of any material Year 2000 risks with respect to them. The Company does not rely on electronic data interchange ("EDI") systems to deal with its suppliers. Because no single merchandise supplier represents more than approximately nine percent of the Company's purchases, the Company does not believe that there is any material Year 2000 risk with respect to its suppliers, but is monitoring its suppliers' compliance activities.

The expenditures for the hardware upgrades to the primary management information system are expected to be financed through leasing arrangements. The remaining capital expenditures described above will be funded from the Company's on-going maintenance and replacements budget, and are not expected to result in the deferral of any planned expenditures. Based on its assessment of the Year 2000 issue to date, the Company has not developed any contingency plans for the failure of major or secondary information systems. In the event one or more merchandise suppliers are not Year 2000 compliant, the Company would shift its purchasing to those suppliers that are compliant.

OUTLOOK
-------

The Company engaged a national management consulting firm to review its operations and identify opportunities for performance improvement, and the firm delivered its report in November 1997. Since then, the Company has devoted considerable time and attention to the implementation of many of the recommendations put forth in the report. A number of the initiatives have been completed; however, the Company is still actively assessing many of the recommendations and actively implementing many others. These efforts are expected to continue into 1999.

                                   28 of 116

During 1999, the Company will continue to focus on improving business operations and customer service. Areas of focus include imposing new selling-floor disciplines, improving warehouse operations and delivery performance, improving the management of inventory, improving asset utilization, reducing store operating expenses, and turning around comparable store sales. Many of these efforts have required operating expenditures that adversely affected the Company's financial results for 1998. The Company believes these initiatives will yield improvement in the Company's operations during 1999 and beyond.

The Company's financial performance is influenced by consumer confidence, interest rates, consumer debt, the general level of housing activity, and the general level of economic activity in the United States. It is not clear how recent economic problems outside the United States will affect the economy and consumer confidence. Although the Company has seen a modest reduction in competitors' use of same-as-cash promotions, consumers continue to respond best to deep-discount price and finance promotions. This competitive situation is expected to continue to put pressure on comparable store sales, gross margins, promotional finance expenses, and operating results. If the economy slows, the competition can be expected to be even more aggressive.

There are a number of changes occurring in the competitive situation in the Company's market areas. A national retailer of furniture has completed its withdrawal from all of the Company's markets. A regional furniture retailer has entered the Dayton market during the first quarter of 1999, and a regional electronics retailer will enter the Cincinnati market area in the first quarter of 1999 to succeed a local competitor that closed in 1998. These expansions will likely continue to put pressure on sales and gross margins.

INFLATION
---------

The Company does not believe that inflation had any significant impact on its operations in 1998, 1997, or 1996.

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


                                   29 of 116

The following tables show the Company's quarterly sales, gross profit, net
(loss) earnings, and (loss) earnings per common share for the last two years.


                                                    1998
                              --------------------------------------------------
                                   FIRST      SECOND       THIRD       FOURTH
                                 QUARTER     QUARTER     QUARTER      QUARTER
Net sales and
  service revenues              $ 78,512    $ 73,894    $ 78,696    $ 87,608

Gross profit                      24,681      23,096      25,460      26,976

Net loss                          (1,972)     (1,218)     (1,150)    (11,783)(1)

 Basic and diluted loss
   per share                        (.33)       (.20)       (.19)      (1.93)(1)


(1) Net loss for the fourth quarter of 1998 includes an increase in the valuation allowance for deferred tax assets of $9,327, or $1.53 per share.


                                                       1997
                                  ----------------------------------------------
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


                                   30 of 116

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


                                   31 of 116

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



ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Not applicable.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The Company's Consolidated Financial Statements for the three years ended December 31, 1998, the Notes thereto, and the Independent Auditors' Report thereon are as follows:


                                   32 of 116

INDEPENDENT AUDITORS' REPORT
----------------------------

Board of Directors
Roberds, Inc.
Dayton, Ohio

We have audited the accompanying consolidated balance sheets of Roberds, Inc. and subsidiary as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Roberds, Inc. and subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company incurred operating losses during the past several years. This matter raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Deloitte & Touche LLP
-------------------------
DELOITTE & TOUCHE LLP
Dayton, Ohio
February 16, 1999
(March 10, 1999 as to Note D)




                                   33 of 116

ROBERDS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31
                                                             1998         1997         1996


NET SALES AND SERVICE REVENUES (NOTE G)                     $318,710     $341,703     $342,102

COST OF SALES AND SERVICES                                   218,497      230,754      238,645
                                                          -----------  -----------  ----------
     Gross profit                                            100,213      110,949      103,457

SELLING, DELIVERY AND ADMINISTRATIVE EXPENSES                110,358      111,642      102,043
INTEREST EXPENSE, NET                                          7,224        7,545        5,681
LITIGATION (NOTE L)                                                                      3,314
FINANCE PARTICIPATION INCOME (NOTE H)                        (3,032)      (3,217)      (2,451)
OTHER INCOME, NET                                            (3,536)      (3,495)      (3,690)
                                                          -----------  -----------  ----------

LOSS BEFORE INCOME TAXES (BENEFIT)                          (10,801)      (1,526)      (1,440)

INCOME TAXES (BENEFIT) (NOTE I)                                5,322        (425)        (530)
                                                          -----------  -----------  ----------

NET LOSS                                                   ($16,123)     ($1,101)       ($910)
                                                          ===========  ===========  ==========

BASIC AND DILUTED NET LOSS PER COMMON SHARE                  ($2.66)      ($0.18)      ($0.15)
                                                          ===========  ===========  ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED                                            6,065        5,979        5,934
                                                          ===========  ===========  ==========


See notes to consolidated financial statements.




                                   34 of 116

ROBERDS, INC. AND SUBSIDIARY
----------------------------

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
--------------


                                                               DECEMBER 31
ASSETS (NOTE D)                                              1998           1997
---------------

CURRENT ASSETS:
  Cash and cash equivalents                                  $932         $2,494
  Receivables:
    Customers (less allowance of $212
      in 1998 and $75 in 1997)                                921          1,311
    Vendors and other (Note C)                              2,390          2,693
  Merchandise inventories (Note A)                         43,937         51,173
  Refundable income taxes                                   2,360          2,025
  Prepaid expenses and other                                1,983          1,792
  Deferred tax assets (Note I)                                             3,375
                                                       ----------     ----------
          Total current assets                             52,523         64,863

PROPERTY AND EQUIPMENT - AT COST (NOTES A AND E):
  Land                                                     15,539         15,539
  Buildings and improvements                               65,432         65,206
  Leasehold improvements                                   33,590         33,020
  Furniture, fixtures and office equipment                  6,145          5,961
  Computer equipment                                        5,788          5,792
  Warehouse equipment and vehicles                          3,176          3,227
  Construction in progress                                    111
                                                       ----------     ----------
                                                          129,781        128,745
  Less accumulated depreciation and amortization           37,696         29,381
                                                       ----------     ----------
                                                           92,085         99,364

DEFERRED TAX ASSETS (NOTE I)                                               4,381

CERTIFICATES OF DEPOSIT - RESTRICTED (NOTE A)               2,331          2,541

OTHER ASSETS                                                1,269          1,542
                                                       ----------     ----------
                                                         $148,208       $172,691
                                                       ==========     ==========



See notes to consolidated financial statements.


                                   35 of 116

ROBERDS, INC. AND SUBSIDIARY
----------------------------

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------

                                                                         DECEMBER 31
LIABILITIES AND SHAREHOLDERS' EQUITY                                 1998         1997
------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                 $14,130       $16,871
  Accrued payroll and payroll taxes                                  5,702         3,650
  Accrued sales taxes                                                2,073         2,165
  Other accrued expenses                                             2,510         1,640
  Customer deposits                                                 11,573        11,686
  Litigation (Note L)                                                1,271         2,992
  Accrued self-insured workers' compensation                         1,225         1,430
  Deferred warranty revenue - current (Note A)                       2,580         3,516
  Current maturities of long-term debt (Note D)                      2,945         2,731
                                                                 ----------   ----------
          Total current liabilities                                 44,009        46,681


LONG-TERM LIABILITIES:
  Long-term debt including capital leases (Notes D and E)           70,065        73,309
  Deferred rent (Note E)                                             1,831         1,721
  Deferred warranty revenue (Note A)                                 2,631         5,211
                                                                 ----------   ----------
          Total long-term liabilities                               74,527        80,241


SHAREHOLDERS' EQUITY (NOTE F)
  Preferred stock - authorized 5,000 shares,
    None issued or outstanding
  Common stock - authorized 15,000 shares,
    no par value; issued and outstanding, 6,108 and
    6,006  respectively, stated at $.10 per share                      611           601
  Additional paid-in capital                                        32,332        32,091
  (Deficit) retained earnings                                      (3,271)        13,077
                                                                 ----------   ----------
         Total shareholders' equity                                 29,672        45,769
                                                                 ==========   ==========
                                                                  $148,208      $172,691
                                                                 ==========   ==========



See notes to consolidated financial statements.

                                   36 of 116

ROBERDS, INC. AND SUBSIDIARY
----------------------------

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(IN THOUSANDS)
--------------

                                                                                  ADDITIONAL       RETAINED
                                                            COMMON STOCK           PAID-IN         EARNINGS
                                                         SHARES       AMOUNT       CAPITAL         (DEFICIT)

BALANCE - December 31, 1995                                5,909         $591         $31,520        $15,088

  Issuance of common shares (Note F)                          37            4             277
  Net loss                                                                                             (910)
                                                       ----------  -----------   -------------   -----------

BALANCE - December 31, 1996                                5,946          595          31,797         14,178

  Issuance of common shares (Note F)                          60            6             294
  Net loss
                                                                                                     (1,101)
                                                       ----------  -----------   -------------   -----------

BALANCE - December 31, 1997                                6,006          601          32,091         13,077

  Issuance of common shares (Note F)                         102           10             241
  Net loss                                                                                          (16,123)
  Distributions payable to initial shareholders
  pursuant to Tax Indemnification Agreement (Note                                                      (225)
  I)
                                                       ----------  -----------   -------------   -----------

BALANCE - December 31, 1998                                6,108         $611         $32,332       ($3,271)
                                                       ==========  ===========   =============   ===========


See notes to consolidated financial statements.



                                   37 of 116

ROBERDS, INC. AND SUBSIDIARY
----------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(IN THOUSANDS)
--------------

                                                                             YEARS ENDED DECEMBER 31
                                                                         1998         1997           1996
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          ($16,123)      ($1,101)         ($910)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                     8,795         9,025          7,516
      LIFO reserve                                                      1,211         (239)           (84)
      Loss on sales of property and equipment                              38            87             97
      Deferred income taxes                                             7,756         1,510        (3,526)
      Changes in assets and liabilities:
         Receivables                                                       693         2,388         (936)
         Merchandise inventories                                         6,025        12,064      (21,537)
         Refundable income taxes                                         (335)       (2,025)
         Prepaid expenses and other                                      (191)            65         (225)
         Accounts payable                                              (2,654)         (769)         4,394
         Customer deposits                                               (113)         2,899         2,433
         Accrued expenses                                                  679         (230)         5,519
         Deferred warranty revenue and rent                            (3,406)       (2,820)         2,741
                                                                    ----------    ----------     ---------
      Net cash provided by (used in) operating activities                2,375        20,854       (4,518)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                 (1,499)       (3,413)      (32,179)
  Proceeds from sales of property and equipment                             61            54           163
  Decreases (increase) in certificates of deposit - restricted             210         (248)           273
  Other assets                                                             189            94         (131)
                                                                    ----------    ----------     ---------
      Net cash used in investing activities                            (1,039)       (3,513)      (31,874)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                           2,500         8,080        39,700
  Payments on long-term debt                                           (5,531)      (25,796)       (3,139)
  Net proceeds from issuance of common shares                              164           220           281
  Debt issuance costs                                                     (31)         (145)          (66)
                                                                    ----------    ----------     ---------
      Net cash (used in) provided by financing activities              (2,898)      (17,641)        36,776
                                                                    ----------    ----------     ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (1,562)         (300)           384
CASH AND CASH EQUIVALENTS - Beginning of year                            2,494         2,794         2,410
                                                                    ----------    ----------     ---------
CASH AND CASH EQUIVALENTS - End of year                                   $932        $2,494        $2,794
                                                                    ==========    ==========    ==========
CASH PAID (REFUNDED) FOR:
  Interest, net of capitalized amounts of $38 and $685
    in 1997 and 1996, respectively                                      $6,878        $7,621        $5,600
                                                                    ==========    ==========    ==========
  Income taxes                                                        ($2,271)          $826        $2,566
                                                                    ==========    ==========    ==========

NON-CASH TRANSACTIONS - Issuance of common shares to
   Roberds, Inc. Employee Profit Sharing and Savings Plan                 $87           $80
                                                                    ==========    ==========

See notes to consolidated financial statements


                                   38 of 116

ROBERDS, INC. AND SUBSIDIARY
----------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
-----------------------------------------------

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of Roberds, Inc. and its wholly-owned subsidiary, Roberd Insurance Agency, Inc. (the Company). All significant intercompany transactions and balances have been eliminated.

Operations
----------

The Company operates retail stores in three market areas selling furniture, bedding, appliances and electronics. At December 31, 1998, the Company operated 24 large-format stores, with seven in the Ohio market, including six in Dayton and one megastore in Cincinnati, nine in the Atlanta, Georgia market, and eight in the Tampa, Florida market.

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

Merchandise Inventories
-----------------------

Merchandise inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method, except for electronics which are valued using the first-in, first-out (FIFO) method. Electronics represented approximately 24% of merchandise inventories at both December 31, 1998 and 1997. If the FIFO method had been used for all inventory, inventory values would have been approximately $3,317 higher at December 31, 1998 and $2,106 higher at December 31, 1997.

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


                                   39 of 116

Extended Warranty and Product Maintenance Contracts
---------------------------------------------------

Contracts with terms from nine months to ten years are sold to supplement or extend manufacturers' warranties on appliances, electronics and furniture products. In March 1997, the Company entered into an agreement to sell third-party extended warranty contracts. Revenues and the related costs of the contracts entered into after the effective date of the agreement are being recognized at the time the third-party contracts are sold. Deferred warranty revenue and selling costs related to contracts sold prior to the effective date of the agreement are recognized over the remaining lives of the contracts, and the expenses related to service costs are recognized as incurred.

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

Net Earnings (Loss) Per Common Share
------------------------------------

In 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." Diluted earnings per share are computed are computed by dividing net earnings by the weighted average number of common shares outstanding during the year, adjusted for the dilutive effect, if any, of the Company's stock-based incentive plans. For the years ended December 31, 1998, 1997, and 1996, stock options outstanding under the Company's stock-based incentive plans were anti-dilutive.

Stock Options
-------------

The Company measures cost for stock options issued to employees using the method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees."

Reclassifications
-----------------

Certain reclassifications have been made in the 1997 and 1996 financial statements to conform to the classifications used in 1998. These reclassifications had no effect on the results of operations or shareholders' equity as previously reported.

B.   BASIS OF PRESENTATION

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the

                                   40 of 116

Company has incurred an operating loss during each of the last three years. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its new financing agreement (Note D), to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. Management of the Company believes improved controls over selling prices and an increased focus on add-on services to customers combined with expense reductions will result, ultimately, in operating profits. However, management cannot provide any assurance that these events will occur or that the Company will return to profitability.

C.  ACCOUNTS RECEIVABLE FROM VENDORS AND OTHER

Accounts receivable from vendors and other consist primarily of amounts due from vendors for various rebate and cooperative advertising programs and for merchandise inventory returns.

D.  LONG-TERM DEBT

                                                                                DECEMBER 31
                                                                              1998         1997

Revolving line of credit refinanced in March 1999                           $17,500      $15,000
Mortgage note payable, due in monthly payments of $123,
   including interest at 7.875%, to February 2011                            11,558       12,104
Mortgage notes payable, due in monthly payments of $45,
   plus interest at 9.03%, to April 2002                                      7,137        7,676
Mortgage notes payable, due in monthly payments of $77,
   plus interest at 9.675%, to June 2010                                      6,416        6,709
Mortgage notes payable, due in monthly payments of $62,
  including interest at 8.00%, to December 2010                               5,759        6,037
Mortgage note payable, due in monthly payments of $49,
  including interest at 9.00%, to July 2010                                   4,259        4,459
Mortgage note payable, due in monthly payments of $35,
  including interest at 10.375%, to September 2000                            3,287        3,357
Mortgage note payable, due in monthly payments of $29,
  including interest at 7.64%, to January 2013                                3,009        3,123
Mortgage note payable, due in monthly payments of $33
  including interest at 9.59%, to February 2010                               2,713        2,843
Term loan agreement repaid under the revolving line of
  credit in February 1998                                                                  2,800
Capital lease obligations                                                    11,372       11,932
                                                                         -----------  ----------
                                                                             73,010       76,040
Less current maturities                                                       2,945        2,731
                                                                         -----------  ----------
                                                                            $70,065      $73,309
                                                                         ===========  ==========

In March 1999, the Company refinanced its revolving line of credit with a bank. The refinanced line expires in February 2004. The amount available under the line is limited to the lesser of: (a) $30,000 or (b) an amount based upon a percentage of eligible inventory, which varies seasonally. At December 31, 1998, $27,181 would have been available under the line, of which $17,500 was outstanding. The line of credit bears interest at either the bank's base rate (7.75% at December 31, 1998) or LIBOR plus 2.25% (7.88% at December 31, 1998).

                                   41 of 116

The line of credit includes certain restrictive covenants including, among others, limitations on capital expenditures, and the aggregate amount of funded debt. The line prohibits the payment of dividends. The line also requires the maintenance of a minimum fixed-charge-coverage ratio, which becomes increasingly restrictive over time. In order to comply with this covenant, the Company must improve operations significantly during 1999 over the actual results experienced during 1998.

Maturities of long-term debt, including capital leases, are:

  1999                                                     $2,945
  2000                                                      6,302
  2001                                                      3,344
  2002                                                      8,602
  2003                                                      3,383
  Thereafter                                               48,434
                                                      -----------
                                                          $73,010
                                                      ===========

Essentially all of the Company's assets are pledged as collateral for the Company's indebtedness. The fair value of the Company's long-term debt based on current rates offered to the Company for debt of similar maturities, excluding capital leases, was $64,770 at December 31, 1998, and the related carrying value was $61,638.

E.  LEASING ACTIVITIES

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

Minimum lease commitments for leases with remaining lease terms in excess of one year are as follows:

                                                                        Capital
                                                                        CAPITAL
                                                OPERATING LEASES        LEASES-
                                              RELATED                   RELATED
YEAR ENDING DECEMBER 31                       PARTIES        OTHER      PARTIES

1999                                            $721       $6,605       $1,919
2000                                             721        5,998        1,919
2001                                             721        5,768        1,919
2002                                             721        5,161        1,919
2003                                             721        5,038        1,919
2004 and later                                 6,027       15,639       12,163
                                          -----------   ----------   ----------
Total                                         $9,632      $44,209      $21,758
                                          ===========   ==========
Less amount representing interest                                       10,386
                                                                     ----------
Capital lease obligations                                              $11,372
                                                                     ==========

Rent expense for all operating leases was approximately $8,067, $8,391, and $7,921, for the years ended December 31, 1998, 1997 and 1996, which included approximately $721, $721, and $731, for the years ended December 31, 1998, 1997

                                   42 of 116
and 1996, to related parties. Rent expense also included $246, $262, and $246, of contingent rentals based upon vehicle mileage for the years ended December 31, 1998, 1997 and 1996.

Included in buildings and improvements at December 31, 1998 and 1997 are capital leases totaling $13,641. Accumulated amortization related to the capitalized leases is $4,474 at December 31, 1998 and $3,594 at December 31, 1997.

Certain leases include scheduled rent increases that have been recognized on a straight-line basis over the term of the leases. The accumulated difference between rent expense and cash payments is included in liabilities as deferred rent.

F.   SHAREHOLDERS' EQUITY

The Company's stock-based compensation plans are described below.

Employee Stock Purchase Plan.
-----------------------------

The Company's employee stock purchase plan is qualified under the Internal Revenue Code and permits employees to purchase shares at a price equal to 85% of the lower of: (i) the fair market value of the shares at the commencement of each six-month option period or (ii) the fair market value of the shares at the close of the option period. A maximum of 500,000 shares may be issued under the plan. With certain exceptions, all employees of the Company may participate in the plan and pay for their options through payroll deductions.

The Company issued 31,715 shares at $2.34 per share and 37,574 shares at $2.39 per share under the plan during 1998; 18,221 shares at $7.23 per share and 19,517 shares at $4.52 per share under the plan during 1997; and 37,110 shares at $7.44 per share during 1996. In January 1999, the Company issued 51,706 shares at $1.56 per share under the plan.

1993 Outside Director Stock Option Plan.
----------------------------------------

The Company has a director's stock option plan, which has reserved up to 10,000 common shares to be offered to outside directors of the Company. Grants are made at the market price of the stock at the date of grant. The Company has granted options on 6,000 common shares, at $13.00 per share and on 2,000 common shares, at $9.25 per share. All of the outstanding options were exercisable at December 31, 1998; however, none have been exercised. At December 31, 1998, 2,000 options were available under this plan for future grants.

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


                                   43 of 116

A summary of option transactions under the stock incentive plan is as follows:

                                                               WEIGHTED AVERAGE
                                                  SHARES        EXERCISE PRICE
Outstanding December 31, 1995                      249,500          $10.54

  Granted                                           35,000            9.64
  Exercised                                          (500)            8.88
  Canceled                                        (44,500)           10.29
                                                ----------
Outstanding December 31, 1996                      239,500           10.46

  Granted                                          151,000            5.10
  Canceled                                        (39,500)           10.49
                                               -----------
Outstanding December 31, 1997                      351,000            8.15

  Granted                                          830,778            2.28
  Canceled                                       (107,000)            5.43
                                               -----------
Outstanding December 31, 1998                    1,074,778            3.89
                                               ===========

The following table shows various information about stock options outstanding at December 31, 1998:

                                         OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                         ---------------------------------------------------   ---------------------------------
                                              WEIGHTED-
                                               AVERAGE
                             NUMBER           REMAINING         WEIGHTED-           NUMBER           WEIGHTED
                           OUTSTANDING AT    CONTRACTUAL         AVERAGE        EXERCISABLE AT        AVERAGE
        RANGE OF          DECEMBER 31,        LIFE (IN           EXERCISE        DECEMBER 31,        EXERCISE
    EXERCISE PRICES           1998             YEARS)             PRICE              1998              PRICE

      $1.84 - 2.87               774,000         9.8              $2.28                -                 -
      3.82 - 5.44                137,778         8.5               5.06                   34,000       $4.24
          8.50                    80,500         6.0               8.50                   80,500        8.50
      9.50 - 11.75                15,000         6.5              10.13                   10,000       10.25
         13.00                    67,500         4.9              13.00                   67,500       13.00
                         ----------------                                      ------------------
      3.82- 13.00              1,074,778         9.0               3.89                  192,000        9.42
                         ================                                      ==================


At December 31, 1998, 225,222 shares were available for future grants under the stock incentive plan.

The Company applies APB Opinion 25 "Accounting for Stock Issued to Employees" and related Interpretations to measure the cost of stock options issued to employees. Accordingly, no compensation cost has been recognized for it's stock option plans or its employee stock purchase plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for the awards under those plans consistent with the method of FASB Statement 123 "Accounting for Stock Based Compensation", the effect on the Company's net loss and loss per share would have been as follows:

                                   44 of 116

                                       YEAR ENDED DECEMBER 31
                                  1998          1997           1996
Net loss
   As reported               ($16,123)       ($1,101)         ($910)
   Pro forma                 ($16,241)        (1,199)          (985)
Net loss per share
   As reported                 ($2.66)        ($0.18)        ($0.15)
   Pro forma                   ($2.68)         (0.20)         (0.17)

The majority of the additional expense included in the pro forma net loss in the table above is the result of stock options issued under the stock incentive plan in 1998 and the result of shares issued under the Employee Stock Purchase Plan in 1997 and 1996.

G.    NET SALES AND SERVICE REVENUE

Net sales and service revenue includes the following products:

                                         YEAR ENDED DECEMBER 31
                                  1998             1997            1996
Furniture                      $122,383         $125,154        $129,979
Bedding                          42,342           43,015          40,361
Appliances                       75,155           85,814          85,099
Electronics                      57,693           65,859          71,620
Other                            21,137           21,861          15,043
                            ------------     ------------    ------------
                               $318,710         $341,703        $342,102
                            ============     ============    ============

H.  FINANCE PARTICIPATION

The Company earns a finance participation fee on credit sales placed through a private-label revolving credit plan with a bank. Receivables from this plan are held by the bank without recourse to the Company. Sales under the private label plan represented approximately 41, 40, and 46 percent of consolidated net sales for the years ended December 31, 1998, 1997, and 1996. Because a significant portion of the Company's sales are financed by consumers, the lack of availability of consumer credit programs, or a significant increase in the cost of such programs, could have a material adverse effect on the Company.

                                   45 of 116

I.  INCOME TAXES

Deferred taxes reflect the effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal current and non-current deferred income tax assets are as follows:

                                                            DECEMBER 31
                                                          1998           1997
Deferred tax assets:
  Deferred warranty revenue                              $2,032        $3,403
  Merchandise inventories                                   787         1,177
  Capital lease obligations                                 860           735
  Depreciation                                              924           162
  Workers' compensation accrual                             973         1,725
  Vacation accrual                                          527           295
  Deferred rent                                             568
  Other                                                     528           259
  Net operating loss carryforwards                        2,608           155
  Valuation allowance                                   (9,807)         (155)
                                                     ===========  ===========
Net deferred tax asset                               $     -           $7,756
                                                     ===========  ===========

Included in the balance sheet:
  Current                                                              $3,375
  Long-term                                                             4,381
                                                                  ===========
                                                                       $7,756
                                                                  ===========

Income taxes (benefit) consist of the following:


                                               YEAR ENDED DECEMBER 31
                                          1998         1997         1996
Currently payable (refundable):
  Federal                                ($2,279)     ($1,985)       $2,461
  State and local                           (155)           50          535
                                       -----------   ----------   ---------
                                          (2,434)      (1,935)        2,996

Deferred federal and state                  7,756        1,510      (3,526)
                                       -----------   ----------   ---------
                                           $5,322       ($425)       ($530)
                                       ===========   ==========   =========

A reconciliation between the statutory federal income tax rate and the effective tax rate follows:

                                                                       YEAR ENDED DECEMBER 31
                                                                   1998         1997         1996
Statutory federal income tax rate                                  (34)%        (34)%        (34)%
State and local income taxes, net of federal benefit                (5)          (4)          (3)
Tax settlement                                                      (2)
Change in valuation allowance                                       90           10
                                                                -----------  -----------  -----------
                                                                    49%         (28)%        (37)%
                                                                ===========  ===========  ===========

                                   46 of 116

The disproportionate provision for income taxes in 1998 reflects an increase in the valuation reserve provided for deferred tax benefits. The reserve was deemed necessary as a result of the uncertainty of the recoverability of such tax benefits. The income tax benefit in 1997 reflects minimum taxes imposed by certain jurisdictions and a valuation reserve for certain state operating loss carryforwards. At December 31, 1998, the Company's federal net operating loss carryforward was approximately $5,659, which expires in 2018.

In connection with the initial public offering of stock in 1993, the initial shareholders of the Company entered into a Tax Indemnification Agreement that requires the Company to reimburse them for certain additional taxes that they may have to pay for any adjustments in taxable income in years prior to the offering. In addition, the agreement requires the initial shareholders to reimburse the Company for certain decreases in taxes that are refunded to them for adjustments in taxable income. The Company also agreed to conduct, at its expense, the defense of, or the negotiations in settlement with respect to, any challenge to the S Corporation status in prior years.

During 1998 the Company settled an examination of its 1993 and 1994 federal income tax returns. This resulted in an additional tax benefit to the Company of $221 ($.03 per share). The Company was required under the Tax Indemnification Agreement to reimburse the initial shareholders $225 for additional taxes they were required to pay as part of the settlement. The additional tax benefit was recorded as a reduction of income taxes for the year ended December 31, 1998 and the payments were recorded as distributions payable to the initial shareholders. As a result of the settlement of the 1993 examination, all obligations required under the Tax Indemnification Agreement have been fulfilled by the Company.

J.  EMPLOYEE BENEFIT PLANS

The Company has a profit sharing plan for all eligible employees. Contributions to the plan are made under guidelines established in the Roberds, Inc. Executive Compensation Plan. Profit sharing plan expense was $82, $80, and $97 for the year ended December 31, 1998, 1997, and 1996.

The Company has a self-insured group health and welfare benefit plan. This plan operates through an independent trust and offers major medical, dental and disability insurance coverage to all eligible employees. The Company provides life insurance for all employees and their dependents at no cost to the employees. The Company's expense under the health and welfare benefit plan was approximately $779 in the year ended December 31, 1998, $484 in 1997, and $281 in 1996.

                                   47 of 116

K. BUSINESS SEGMENTS

As of December 31, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131 "Disclosures about Segments of an Enterprise and Related Information." The statement requires disclosure of segment information based upon the way management organizes segments within the Company for making operating decisions and assessing performance. The Company has identified the three geographic market areas in which it operates as segments. A summary of the Company's operations by segment for the years ended December 31, 1998, 1997 and 1996 are as follows:


                              Earnings                Depreciation      Interest
                            (Loss)Before                  and            Expense,
            Net Sales       Income Taxes              Amortization         net       Litigation
1998
----
Ohio         $156,310              2,502                   $4,614         $3,532
Georgia        98,568            (5,144)                    2,628          2,521
Florida        63,832            (8,159)                    1,553          1,171
           -----------     --------------            -------------    -----------    -----------
             $318,710          ($10,801)                   $8,795         $7,224
           ===========     ==============            =============    ===========    ===========
1997
Ohio         $169,557             $5,161                   $4,644         $3,670
Georgia       103,063            (4,212)                    2,969          2,665
Florida        69,083            (2,475)                    1,412          1,210
           -----------     --------------            -------------    -----------    -----------
             $341,703           ($1,526)                   $9,025         $7,545
           ===========     ==============            =============    ===========    ===========
1996
Ohio         $156,472               $463                   $3,466         $2,634          $2,972
Georgia       108,942              (312)                    2,548          1,935             200
Florida        76,688            (1,591)                    1,502          1,112             142
           -----------     --------------            -------------    -----------    -----------
             $342,102           ($1,440)                   $7,516         $5,681          $3,314
           ===========     ==============            =============    ===========    ===========

Included in the operating results of the Company's segments are certain corporate and non-segment expenses that have been allocated to the segments. The Company does not report identifiable assets by operating segment. As a result, such disclosures have been omitted from the segment data.

L.  LITIGATION AND OTHER PROCEEDINGS

In February 1994, the Company announced its earnings for the fourth quarter and year ended 1993. Following that announcement, the Company's stock price declined substantially. Four lawsuits were filed against the Company, certain of its directors, certain of its officers, and its co-managing underwriters, in U.S. District Court for the Southern District of Ohio, case numbers C-3-94-86, 99, 100, and 127. The suits were consolidated into a single suit, In re Roberds Securities Litigation. In December 1996, the Company reached an agreement to settle the class-action securities litigation and such agreement was approved by the court in 1997. A total of $1,600 was paid into an escrow account to satisfy the plaintiffs' legal expenses and claims for damages to the class. In 1997, Roberds paid $343 into escrow as its share of the settlement, and the insurance carrier for its officers and directors paid $1,258. No portion of the funds paid into escrow can revert to the Company.

During 1994, the Ohio Bureau of Workers' Compensation ("Bureau") completed an examination of the Company's 1992 and 1993 Ohio workers' compensation tax returns. As a result of that audit, the Bureau issued an assessment against the Company for approximately $1,000. As a result of the Company's appeals and an adjustment received in 1995, the assessment was reduced to $871. The assessment was based on the Bureau's reclassification of the majority of the Company's Ohio employees into higher rate classifications. In January 1997, the Company lost its appeal of the assessment in the Ohio Court of Appeals. The Company has filed another appeal of right with the Ohio Supreme Court. If the Company is unsuccessful in this final appeal, the Company would likely be liable not only for the $871 assessment but

                                   48 of 116
also for a similar adjustment for the years subsequent to 1993. The Company accrued $2,600 in the fourth quarter of 1996 for the estimated amount of an assessment for the 1992-1996 time period.

The amount of the Company's payment to settle the shareholders' suit, and the related legal expenses, and the $2,600 accrual for the workers' compensation issue are contained in Litigation in the consolidated statements of operations in 1996.

In May 1998, the Bureau declared a one-time refund of premiums to all participants in the workers' compensation fund. As part of the refund process, any outstanding balances due to the Bureau were set off against the refund, including the $871 assessment against the Company. As a result, the amount accrued by the Company for the 1992-1993 assessment has been paid. In December 1998, the Bureau completed an examination of the Company's workers compensation returns for the period from July 1996 through June 1998. The amounts assessed by the audit approximated the amounts previously accrued by the Company for the periods covered by the examination. The Company has accrued the estimated amount of taxes that would be caused by a reclassification of employees for the period from January 1994 through June 1996.

The Company is involved in various legal proceedings, incidental to normal operations. At this time, it is not possible to determine the ultimate liability, if any, in these matters. In the opinion of management, after consultation with legal counsel, such proceedings will not have a material effect on the financial position or results of operations.

M.    COMMITMENTS

At December 31, 1998, the Company had outstanding commitments to acquire delivery vehicles and warehouse equipment totaling approximately $3.4 million. These commitments are expected to be financed through operating leases. Subsequent to December 31, 1998, the Company entered into an agreement to acquire approximately $1.7 million of computer hardware and software that is expected to be financed under capital lease arrangements.



                                   49 of 116

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.


                                   50 of 116

                                    PART III



Certain information required by Part III of this Report is omitted because the Company will file a definitive proxy statement, pursuant to Regulation 14A, for its 1999 annual meeting of shareholders ("1999 Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the 1999 Proxy Statement is incorporated herein by reference.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT


Information concerning the Company's directors is contained in the "Election of Directors" section of the Company's 1999 Proxy Statement and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION


The information required by this Item is incorporated herein by reference to the "Executive Compensation" section of the Company's 1999 Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The information required by this Item is incorporated herein by reference to the "Security Ownership of Certain Beneficial Owners and Management" section of the Company's 1999 Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The information required by this Item is incorporated herein by reference to the "Certain Relationships and Related Transactions" section of the Company's 1999 Proxy Statement.



                                   51 of 116

                                     PART IV



ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


         (a)(1)   FINANCIAL STATEMENTS
         -----------------------------

         The following financial statements are filed as part of this Report and are attached hereto:

                  Independent Auditors' Report.

                  Consolidated Balance Sheets at December 31, 1998 and 1997.

                  Consolidated Statements of Operations for the years ended December 31, 1998, 1997, and 1996.

                  Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997, and 1996.

                  Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996.

                  Notes to Consolidated Financial Statements for the years ended December 31, 1998, 1997 and 1996.


                                   52 of 116

         (a)(2)   FINANCIAL STATEMENT SCHEDULES
         --------------------------------------
The following financial statement schedule of the Company, for the three years ended December 31, 1998, is filed as part of this Report and should be read in conjunction with the consolidated financial statements of Roberds, Inc. for the periods then ended:

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




INDEPENDENT AUDITORS' REPORT
----------------------------

Board of Directors
Roberds, Inc.
Dayton, Ohio

We have audited the consolidated financial statements of Roberds, Inc. and subsidiary ("Company") as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 16, 1999 (March 10, 1999 as to Note D) which expresses an unqualified opinion and includes an explanatory paragraph describing matters that raise substantial doubt about the Company's ability to continue as a going concern. Such financial statements and report are included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of Roberds, Inc. and subsidiary, listed in Item 14(a)(2) of this Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



/s/ Deloitte & Touche LLP
-------------------------
DELOITTE & TOUCHE LLP
Dayton, Ohio
February 16, 1999



                                   53 of 116

ROBERDS, INC. AND SUBSIDIARY

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

                COLUMN A                        COLUMN B        COLUMN C         COLUMN D         COLUMN E
------------------------------------------    -------------   -------------    -------------    -------------
                                               BALANCE AT      CHARGED TO                        BALANCE AT
                                               BEGINNING       COSTS AND                           END OF
DESCRIPTION                                    OF PERIOD        EXPENSES        DEDUCTIONS         PERIOD
------------------------------------------    -------------   -------------    -------------    -------------

YEAR ENDED DECEMBER 31, 1998:
   Allowance for doubtful accounts                     $75            $669             $532             $212

YEAR ENDED DECEMBER 31, 1997:
   Allowance for doubtful accounts                     $80            $620             $625              $75

YEAR ENDED DECEMBER 31, 1996:
   Allowance for doubtful accounts                     $50            $619             $589              $80


                                   54 of 116

         (a)(3)     EXHIBITS
         -------------------

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


                                   55 of 116

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

                                   56 of 116

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

                                   57 of 116

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


                                   58 of 116

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

10.6.3.7.1 Second Amendment to Second Amended and Restated Business Loan Agreement between Bank One, NA, successor by merger of Bank One, Dayton, NA, and Registrant, dated as of June 30, 1997, amending the agreement referred to in Exhibit 10.6.3, filed as
              Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.

**10.6.3.7.2  Third Amendment to Second Amended and Restated Business Loan
              Agreement between Bank One, NA, successor by merger of Bank One, Dayton, NA, and Registrant, dated as of June 30, 1998, amending the agreement referred to in Exhibit 10.6.3, filed as
              Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.

*10.6.3.7.3   Fourth Amendment to Second Amended and Restated Business Loan
              Agreement between Bank One, NA, successor by merger of Bank
              One, Dayton, NA, and Registrant, dated as of December 31,
              1998, amending the agreement referred to in Exhibit 10.6.3, filed herewith.

10.6.4 Term loan agreement between Bank One, Dayton, NA and Registrant, dated November 8, 1994, for up to $7 million, and filed as Exhibit 10.6.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.

10.7 Amended and Restated Private Label Revolving Plan Agreement between Registrant and Bank One, Dayton, N.A., filed October 1, 1993 as Exhibit 10.7 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference. Portions of the Exhibit have been omitted pursuant to a request by Registrant for confidential treatment. During 1998, the period of confidentiality was extended through 2003.

**10.7.1 Amended and Restated Private Label Revolving Credit Plan Agreement between Registrant and Bank One, NA, dated as of June 17, 1998, filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the fiscal period ended June 30, 1998, and incorporated herein by reference.

*10.8 Loan and Security Agreement between Registrant and BankBoston Retail Finance Inc., dated March 3, 1999, filed herewith.

                                   59 of 116

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

10.10.3# Registrant's Third Amended and Restated Executive Compensation Plan, as amended for the 1998 calendar year, amending the Plan referred to in Exhibit 10.10.2 above, filed as Exhibit 10.10.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference..

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

10.11.3# Employment Agreement, dated as of May 27, 1997, between Registrant and Billy D. Benton, Executive Vice
              President-Operations, filed as Exhibit 10.11.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

10.11.4# Consulting Agreement, dated as of December 1, 1997, between Registrant and Kenneth W. Fletcher, Chairman of the Board, filed as Exhibit 10.11.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

**10.11.5#    Employment Agreement, dated July 6, 1998, between Registrant and Melvin H. Baskin, Chief Executive Officer, filed as
              Exhibit 10.1 to Registrant's Report on Form 10-Q for the quarterly period ended September 30, 1998, and incorporated herein by reference.

21 Subsidiary of Registrant, filed as Exhibit 21 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

*23           Independent Auditors' Consent.

*24           Powers of attorney.

*27           Financial Data Schedules

                                   60 of 116

*        Exhibits electronically filed herewith.
**       Exhibits incorporated by reference for the first time.
# Constitutes a "management contract or compensatory plan or arrangement, "pursuant to Item 14(a)(3),(c).

         (b)      REPORTS ON FORM 8-K
         ----------------------------

None.

         (c)      EXHIBITS
         -----------------

The response to this portion of Item 14 is submitted as a separate section of this Report.


         (d)      FINANCIAL STATEMENT SCHEDULES
         --------------------------------------
The response to this portion of Item 14 is submitted as a separate section of this Report.


                                   61 of 116

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROBERDS, INC., by



/s/ Melvin H. Baskin*

------------------------------------
Melvin H. Baskin, its
Chief Executive Officer


/s/ Robert M. Wilson

------------------------------------
Robert M. Wilson, its
President and
Chief Financial Officer



/s/ Michael A. Bruns

------------------------------------
Michael A. Bruns, its
Vice President and
Chief Accounting Officer


           /s/ Robert M. Wilson

*By:--------------------------------
Robert M. Wilson
Attorney in Fact



February 16, 1999



                                   62 of 116

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on February 16, 1999.



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

/s/ Robert M. Wilson

------------------------------------
Robert M. Wilson
Director

/s/ Donald C. Wright*

------------------------------------
Donald C. Wright
Director


            /s/ Robert M. Wilson

*By:--------------------------------
Robert M. Wilson
Attorney in Fact



                                   63 of 116

                                 EXHIBIT INDEX
                                 -------------



10.6.3.7.3 Fourth Amendment to Second Amended and Restated Business Loan Agreement between Bank One, NA, successor by merger of Bank One, Dayton, NA, and Registrant, dated as of December 31, 1998, amending the agreement referred to in Exhibit 10.6.3, filed herewith.

10.8 Loan and Security Agreement between Registrant and BankBoston Retail Finance Inc., dated March 3, 1999, filed herewith.

23                Independent Auditors' Consent.

24                Powers of attorney.

27                Financial Data Schedule