Form 10-K/A
period 1998-12-31
ROBERDS INC
filed 1999-03-24
CIK 912952

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

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

Pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, the undersigned registrant ("Registrant") hereby amends its annual report on Form 10-K for the fiscal year ended December 31, 1998 to include the following information, financial statements, and exhibits required by Form 11-K with respect to the Roberds, Inc. Employee Stock Purchase Plan ("Plan") for the year ended December 31, 1998. Roberds, Inc. is the issuer of the securities held pursuant to the Plan. The schedules called for under Article 6A-05 in Regulation S-X have been omitted because they are inapplicable or the required information has been given in the financial statements or notes thereto:



                   ROBERDS, INC. EMPLOYEE STOCK PURCHASE PLAN

TABLE OF CONTENTS
-----------------
                                                                              Page
                                                                              ----

Independent Auditors' Report                                                    3

Financial Statements:

         Statements of Financial Condition
         as of December 31, 1998 and 1997                                       4

         Statements of Operations and Changes in
         Participants' Equity for the Years Ended
         December 31, 1998, and 1997                                            5

Notes To Financial Statements                                                   6

INDEPENDENT AUDITORS' REPORT




Members of the Compensation Committee
Roberds, Inc. Employee Stock Purchase Plan
Dayton, Ohio

We have audited the accompanying statements of financial condition of the Roberds, Inc. Employee Stock Purchase Plan ("the Plan") as of December 31, 1998 and 1997, and the related statements of operations and changes in participants' equity for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial condition of Roberds, Inc. Employee Stock Purchase Plan at December 31, 1998 and 1997, and the results of its operations and the changes in participants' equity for the years then ended, in conformity with generally accepted accounting principles.

As discussed in Note E to the financial statements, Roberds, Inc., the Plan's sponsor, incurred operating losses during the past several years. The plans of Roberds Inc.'s management in regard to this matter are also described in Note E.





DELOITTE & TOUCHE LLP

February 26, 1999
Dayton, Ohio

ROBERDS, INC. EMPLOYEE STOCK PURCHASE PLAN

STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------------

ASSETS AND PARTICIPANTS' EQUITY                          1998         1997
INVESTMENT IN ROBERDS, INC. COMMON
  STOCK, AT FAIR VALUE                                 $161,954     $141,522

EMPLOYEE CONTRIBUTIONS RECEIVABLE                        14,040       16,322

CASH                                                     72,876       77,202
                                                       --------     --------

ASSETS AND PARTICIPANTS' EQUITY                        $248,870     $235,046
                                                       ========     ========


See notes to financial statements.

ROBERDS, INC. EMPLOYEE STOCK PURCHASE PLAN

STATEMENTS OF OPERATIONS AND CHANGES IN PARTICIPANTS' EQUITY
YEARS ENDED DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------------


                                                                                  1998          1997
INCREASE IN PARTICIPANTS' EQUITY:
  Employee contributions                                                       $ 208,739      $ 240,087
  Unrealized  appreciation (depreciation) of Roberds, Inc. common shares          27,858       (182,841)
                                                                               ---------      ---------

          Net increase                                                           236,597         57,246

DECREASE IN PARTICIPANTS' EQUITY - Distribution to participants                 (222,773)      (269,900)
                                                                               ---------      ---------

NET INCREASE (DECREASE) IN PARTICIPANTS' EQUITY                                   13,824       (212,654)

PARTICIPANTS' EQUITY:
  Beginning of year                                                              235,046        447,700
                                                                               ---------      ---------

  End of year                                                                  $ 248,870      $ 235,046
                                                                               =========      =========


See notes to financial statements.

ROBERDS, INC. EMPLOYEE STOCK PURCHASE PLAN

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997
------------------------------------------------------------------------------


A.    PLAN DESCRIPTION

      The Roberds, Inc. Employee Stock Purchase Plan (the "Plan") is designed and operated as an employee stock purchase plan under section 423 of the Internal Revenue Code of 1986 and the regulations thereunder. The Plan is not subject to provisions of the Employment Retirement Income Security Act of 1974 ("ERISA"). The Plan is administered by a committee of at least three persons appointed by the Board of Directors.

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

      Offerings may be made under the Plan from time to time prior to December 31, 2007. The aggregate number of shares of stock that may be sold pursuant to all offerings under the plan shall not exceed 500,000.

B.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      INVESTMENTS - The common shares of Roberds, Inc. are valued at fair value. Fair value is based upon the trading value of the stock on the Nasdaq exchange at the close of the last business day of the Plan year.

      PURCHASES OF SECURITIES are recorded on a trade-date basis.

      PLAN TERMINATION - Although it has not expressed an intention to do so, the employer may terminate the Plan at its option at any time subject to the provisions of the Plan. If terminated, participants' interests will be distributed in accordance with the Plan.

C.    TAX STATUS

      All income of the Plan will be distributed and is taxable directly to the participants. Under Section 671 of the Internal Revenue Service Code, the Plan is not a tax paying entity. Accordingly, the Plan is not subject to income taxes. Therefore, no provision for income taxes is required for the Plan.

D.    ADMINISTRATION OF PLAN ASSETS

      The Plan's assets, which consist of Roberds, Inc. common shares and cash, are held by a bank custodian.

      Employee contributions are held and managed by the custodian, which invests cash received, interest and dividend income and makes distributions to participants.

      Certain administrative functions are performed by officers or employees of Roberds, Inc. or its subsidiaries. No such officer or employee receives compensation from the Plan. Administrative expenses for the recordkeeper fees are paid directly by Roberds, Inc.

E.    INVESTMENTS

      A reconciliation of Roberds, Inc. shares of common stock held by the Plan is as follows:


                                                         1998         1997

      Balance, January 1                                47,174       37,977
      Acquired                                          69,289       37,738
      Distributed                                      (37,940)     (28,541)
                                                       -------      -------

      Balance, December 31                              78,523       47,174
                                                       =======      =======



      In October 1998, Nasdaq informed Roberds, Inc. that it failed to meet one of the requirements for continued listing on the Nasdaq National Market tier, specifically the requirement that at least $5 million of stock be held by individuals other than officers, directors, and those who own more than ten percent of Roberds, Inc.'s outstanding shares. Roberds, Inc. has appealed Nasdaq's determination, and will request additional time to meet the requirement. Roberds, Inc. expects the appeal to be heard in March 1999. It is not possible to predict the outcome of the appeal. If Nasdaq rules that Roberds, Inc.'s shares do not qualify for listing on the National Market tier, the Roberds Inc. will explore other alternatives so that it can remain listed. However, it is possible that Roberds, Inc.'s shares may become de-listed from the Nasdaq National Market tier, and that they would trade on The Nasdaq Small Cap Market, or that they would become de-listed altogether and that they would trade on the OTC Bulletin Board or on what is generally known as the "pink sheets." An adverse outcome to this appeal could affect the price of Roberds, Inc.'s shares and participants' ability to readily trade shares.

      Roberds, Inc. has incurred an operating loss during each of the last three years. These factors among others may indicate that Roberds, Inc. will be unable to continue as a going concern for a reasonable period of time. Roberds Inc.'s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its new financing agreement, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. Management of Roberds, Inc. believes improved controls over selling prices and an increased focus on add-on services to customers combined with expense reductions will result, ultimately, in operating profits. However, management cannot provide any assurance that these events will occur or that Roberds, Inc will return to profitability.

      At December 31, 1997 there were obligations to distribute 2,139 shares of Roberds, Inc. common stock.

      In January 1999, an additional 51,706 shares of Roberds, Inc. common stock were purchased by the Plan at $1.56 per share.

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



           /s/ Robert M. Wilson

      *By: /s/ Robert M. Wilson
          --------------------------------
      Robert M. Wilson
      Attorney in Fact

      March 22, 1999

                                    PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (A)(3)     EXHIBITS


2.5 Certificate of merger of Roberds Service Company into Roberds Inc., effective August 31, 1994, filed as Exhibit 2.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

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

10.6.3.7.2 Third Amendment to Second Amended and Restated Business Loan Agreement between Bank One, NA, successor by merger of Bank One, Dayton, NA, and Registrant, dated as of June 30, 1998, amending the agreement referred to in Exhibit 10.6.3, filed as Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.

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

10.7.1 Amended and Restated Private Label Revolving Credit Plan Agreement between Registrant and Bank One, NA, dated as of June 17, 1998, filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the fiscal period ended June 30, 1998, and incorporated herein by reference.

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

10.11.5# Employment Agreement, dated July 6, 1998, between Registrant and Melvin H. Baskin, Chief Executive Officer, filed as
                  Exhibit 10.1 to Registrant's Report on Form 10-Q for the quarterly period ended September 30, 1998, and incorporated herein by reference.

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

                                 EXHIBIT INDEX
                                 -------------

23                Independent Auditors' Consent.
