Form 10-Q
period 1999-03-31
ROBERDS INC
filed 1999-05-03
CIK 912952

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


   [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR
   [  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-22702


                                  ROBERDS, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)

            Ohio                                         31-0801335
            ----                                         ----------
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)


                            1100 East Central Avenue
                             Dayton, Ohio 45449-1888
                             -----------------------
                    (Address of principal executive offices)

                                 (937) 859-5127
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

Yes   X      No
     ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On April 30, 1999, 6,159,311 common shares, without par value, were outstanding.

                          ROBERDS, INC. AND SUBSIDIARY

                                      INDEX


                                                                   PAGE
                                                                  NUMBER

PART 1.  FINANCIAL INFORMATION:


         ITEM 1.   Financial Statements:

         Condensed Consolidated Balance Sheets -
           March 31, 1999 and December 31, 1998                       3

         Condensed Consolidated Statements Of
           Operations - Three Months Ended
           March 31, 1999 and 1998                                    4

         Condensed Consolidated Statements
           of Cash Flows - Three Months Ended
           March 31, 1999 and 1998                                    5

         Notes to Condensed Consolidated
           Financial Statements                                       6

         ITEM 2.   Management's Discussion
                     and Analysis of Financial
                     Condition and Results
                     of Operations                                    9

         ITEM 3.  Quantitative and Qualitative
                     Disclosures About Market Risk                   14


PART II. OTHER INFORMATION:


         ITEMS 1-4.  Inapplicable                                    15

         ITEM 5.  Other Information                                  15

         ITEM 6.  Exhibits and Reports
                    on Form 8-K                                      15

                          ROBERDS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                        MARCH 31         DECEMBER 31
                                                          1999              1998
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                            $   3,003         $     932
  Receivables:
    Customers                                                859               921
    Vendors and other                                      1,998             2,390
  Merchandise inventories                                 43,539            43,937
  Refundable income taxes                                    212             2,360
  Prepaid expenses and other                               1,899             1,983
                                                       ---------         ---------
          Total current assets                            51,510            52,523

Property and equipment, net                               90,283            92,085
Certificates of deposit, restricted                        2,336             2,331
Other assets                                               2,017             1,269
                                                       =========         =========
                                                       $ 146,146         $ 148,208
                                                       =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                     $  11,652         $  14,130
  Accrued expenses                                         8,864            11,510
  Customer deposits                                       10,698            11,573
  Litigation                                               1,271             1,271
  Deferred warranty revenue-current                        2,264             2,580
  Current maturities of long-term debt                     3,002             2,945
                                                       ---------         ---------
          Total current liabilities                       37,751            44,009

  Long-term debt including capital leases                 74,782            70,065
  Deferred rent                                            1,852             1,831
  Deferred warranty revenue                                2,219             2,631

SHAREHOLDERS' EQUITY:
  Common stock                                               616               611
  Additional paid-in capital                              32,407            32,332
  Deficit                                                 (3,481)           (3,271)
                                                       ---------         ---------
               Total shareholders' equity                 29,542            29,672
                                                       ---------         ---------
                                                       $ 146,146         $ 148,208
                                                       =========         =========



      See notes to condensed consolidated financial statements.

                          ROBERDS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                         THREE MONTHS ENDED
                                                               MARCH 31
                                                        1999            1998

NET SALES AND SERVICE REVENUES                       $ 72,433         $ 78,512

COST OF SALES                                          46,838           53,831
                                                     --------         --------
     Gross profit                                      25,595           24,681

SELLING, DELIVERY AND ADMINISTRATIVE EXPENSES          26,684           27,688
INTEREST EXPENSE, NET                                   1,689            1,685
FINANCE PARTICIPATION INCOME                             (677)            (800)
OTHER INCOME, NET                                      (1,891)            (860)
                                                     --------         --------

LOSS BEFORE TAX BENEFIT                                  (210)          (3,032)

INCOME TAX BENEFIT                                                      (1,060)
                                                     --------         --------

NET LOSS                                             ($   210)        ($ 1,972)
                                                     ========         ========

BASIC AND DILUTED NET LOSS PER COMMON SHARE          ($  0.03)        ($  0.33)
                                                     ========         ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-
  BASIC AND DILUTED                                     6,142            6,031
                                                     ========         ========



      See notes to condensed consolidated financial statements.

                          ROBERDS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      THREE MONTHS ENDED
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           MARCH 31
                                                                     1999            1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        ($   210)        ($ 1,972)
  Adjustments to reconcile net loss  to net
    cash (used in) provided by operating activities:
      Depreciation and amortization                                  2,098            2,208
      LIFO reserve                                                      83              187
      Changes in assets and liabilities, net                        (3,702)             673
                                                                  --------         --------
      Net cash (used in) provided by operating activities           (1,731)           1,096

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                (289)            (390)
  Proceeds from sales of fixed assets                                   23               14
  Other                                                               (526)            (451)
                                                                  --------         --------
      Net cash (used in) investing activities                         (792)            (827)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                       (18,216)          (3,463)
  Proceeds from long-term debt                                      22,990            3,000
  Net proceeds from issuance of common shares                           80               89
  Debt issuance costs                                                 (260)             (31)
                                                                  --------         --------
      Net cash provided by (used in)  financing activities           4,594             (405)
                                                                  --------         --------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                               2,071             (136)
CASH AND CASH EQUIVALENTS - Beginning of period                        932            2,494
                                                                  --------         --------
CASH AND CASH EQUIVALENTS - End of period                         $  3,003         $  2,358
                                                                  ========         ========
CASH PAID (REFUNDED)FOR:
  Interest                                                           1,853         $  1,680
                                                                  ========         ========
  Income taxes                                                    $ (1,976)        $   (119)
                                                                  ========         ========

          See notes to the condensed consolidated financial statements

                          ROBERDS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS EXCEPT SHARE DATA)



A. BASIS OF PRESENTATION

The consolidated balance sheet at December 31, 1998 is condensed from the audited financial statements. The accompanying unaudited condensed consolidated balance sheet at March 31, 1999, the condensed consolidated statements of operations, and the condensed consolidated statements of cash flows for the three months ended March 31, 1999 and 1998, have been prepared by the Company in accordance with generally accepted accounting principles and in the opinion of management include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of results of operations for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1998 included in Form 10-K. The results of operations for the three months ended March 31, 1999 may not be indicative of the results for the year ending December 31, 1999.

B. DEBT

                                 MARCH 31     DECEMBER 31
                                   1999           1998

Mortgage notes payable           $43,574        $44,138
Revolving line of credit          22,990         17,500
Capital lease obligations         11,220         11,372
                                 -------        -------
                                  77,784         73,010
Less current maturities            3,002          2,945
                                 -------        -------
                                 $74,782        $70,065
                                 =======        =======

In March 1999, the Company refinanced its revolving line of credit. The refinanced line expires in February 2004. The amount available under the line is limited to the lesser of: (a) $30,000 or (b) an amount based upon a percentage of eligible inventory, which varies seasonally. At March 31, 1999, $24,298 was available under the line, of which $22,990 was outstanding. The line of credit bears interest at either the bank's base rate (7.75% at March 31, 1999) or LIBOR plus 2.25% (7.22% at March 31, 1999) at the option of the Company.

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

C. NET SALES AND SERVICE REVENUE

Net sales and service revenue includes the following products:

                                   THREE MONTHS ENDED
                                        MARCH 31
                                   1999           1998

Furniture                        $30,557        $30,932
Bedding                            9,349         10,401
Appliances                        14,862         17,862
Electronics                       13,000         14,055
Other                              4,665          5,262
                                 =======        =======
                                 $72,433        $78,512
                                 =======        =======

D. BUSINESS SEGMENTS

The Company has identified the three geographic market areas in which it operates as segments. A summary of the Company's operations by segment follows:

                                  THREE MONTHS ENDED
                                       MARCH 31
                                                   EARNINGS
                                                    (LOSS)
                                                    BEFORE
                              NET SALES          INCOME TAXES
1999
----
Ohio                          $ 33,378             $  1,194
Georgia                         23,385                 (157)
Florida                         15,670               (1,247)
                              --------             --------
                              $ 72,433             ($   210)
                              ========             ========

1998
----
Ohio                          $ 38,736             $     57
Georgia                         23,468               (1,432)
Florida                         16,308               (1,657)
                              --------             --------
                              $ 78,512             ($ 3,032)
                              ========             ========

Included in the operating results of the Company's segments are certain corporate and non-segments expenses that have been allocated to the segments. For the three months ended March 31, 1999, segment earnings (loss) before income taxes include $1,102 of life insurance proceeds. The proceeds were allocated to each segment utilizing the same methodology that is utilized to allocate corporate and non-segment expenses.

E. INCOME TAXES

Income tax benefit for the three months ended March 31, 1998 consists of the following:


Currently refundable:

  Federal                             $(987)
  State and local                       (15)
                                    -------
                                     (1,002)

Deferred                                (58)
                                    -------
                                    ($1,060)
                                    =======

A tax benefit was not recognized on the loss for the three months ended March 31, 1999 since a valuation reserve was provided for all deferred tax benefits, including the net operating loss carryforward generated during 1999. The reserve was deemed necessary as a result of the uncertainty of the recoverability of such tax benefits.

                          ROBERDS, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (DOLLAR AMOUNTS IN THOUSANDS)


RESULTS OF OPERATIONS

The first three months of 1999 resulted in a loss before tax benefit of $(210) as compared to a loss before tax benefit of $(3,032) for the first three months of 1998. Sales for the three months ended March 1999 declined to $72,433 from $78,512 for the three months ended March 1998, a 7.7 percent decrease. All stores were comparable in 1999. Sales in the first quarter of 1999 were adversely affected in the Ohio market area by severe weather in January 1999.

The percentage decreases in total and comparable sales by market area for the first three months of 1999 were as follows:

Ohio                                    (14)%
Georgia                                  (1)
Florida                                  (4)

Sales by major product category as a percentage of total sales were as follows:

                                    THREE MONTHS ENDED
                                        MARCH 31
                                   1999          1998

Furniture                            42%           40%
Bedding                              13            13
Appliances                           21            23
Electronics                          18            18
Other                                 6             6
                                    ===           ===
                                    100%          100%
                                    ===           ===

Furniture sales continued to increase as a percentage of total sales as the Company continued to increase its emphasis of this high margin category. The major appliance decline as a percentage of total sales reflects a highly competitive retailing environment and a lack of new products in this category. Appliance sales may represent a reduced portion of its total sales for the foreseeable future as the Company continues to focus on expanding the higher margin furniture and bedding categories.

For the three months ended March 1999, gross profit was $25,595, or 35.3 percent of sales, as compared to $24,681, or 31.4 percent of sales, for the three months ended March 1998. Gross margin percentages by category were as follows:

                                      THREE MONTHS ENDED
                                           MARCH 31
                                      1999          1998

Furniture                              40%           34%
Bedding                                47            44
Appliances                             22            20
Electronics                            20            17

The increase in gross profit margin percentage of 3.9 percent for the three months ended March 1999, as compared to 1998 reflects many of the sales floor controls and disciplines that were installed during the first quarter of 1999 and a focus on higher margin products. The overall gross margin percentage for the three months ended March 1998, and the furniture category gross margin percentage in particular, was adversely affected by the liquidation at reduced selling prices of certain aged inventories and inventories from certain vendors that were being de-emphasized or discontinued. This liquidation was completed in the fourth quarter of 1998. The Company expects that the increase in gross margin as a percentage of sales will continue throughout 1999.

For the three months ended March 1999, selling, delivery, and administrative expenses, which include occupancy costs, were $26,684, or 36.8 percent of sales, as compared to $27,688, or 35.3 percent of sales, for the comparable period in 1998. The increase in expenses as a percentage of sales for the first three months of 1999, as compared to 1998, resulted from (a) increased advertising and promotion expenses, (b) increased commissions to sales associates for sales of higher margin products, (c) increased warehouse and store management salaries required to institute various warehouse and store based initiatives, (d) the effect of fixed costs in light of the Company's decline in comparable store sales. Selling, delivery and administrative expenses for the first three months of 1999 declined in total, as compared to 1998, as a result of a 75% rate reduction for the first half of 1999 to all participants in the State of Ohio workers' compensation fund, a reduction in worker's compensation expense as a result of a change to insured programs in Georgia and Florida, and the effect of an overall expense reduction and containment program.

Interest expense, net of interest income, remained relatively steady for the three months ended March 1999 compared to the comparable period in 1998. No interest expense was capitalized in the first three months of 1999 or 1998.

Finance participation income, which consists of income from participation in the Company's private label credit card program, was $677, or 0.9 percent of sales, for the three months ended March 1999, as compared to $800, or 1.0 percent of sales, for the comparable period in 1998. Finance participation decreased in 1999 as compared to 1998 as a result of ongoing changes in the use of income-generating finance programs compared to longer-term, same-as-cash programs that generate financing expense. Such shifts may occur again in the future, thereby affecting the Company's finance participation income.

Other income increased to $1,891 for the three months ended March 1999, compared to $860 for the comparable period in 1998. Other income in the first three months of 1999 included $1,102 of life insurance proceeds received as a result of the death of the Company's chairman. The remainder of other income consists of cash discounts and rental income from tenants that remained constant as a percentage of sales for the three months ended March 1999, compared to 1998.

Loss before income taxes was ($210) in the first three months of 1999, compared to a loss of ($3,032) in 1998. No income tax benefit was provided for 1999, compared to $1,060, or 35% of the loss before taxes, in 1998. A tax benefit was not recognized on the loss for the three months of 1999 since a valuation reserve was provided for all deferred tax benefits, including the net operating loss carryforward generated during 1999. The reserve was deemed necessary as a result of the uncertainty of the recoverability of such tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased to $3,003 at March 31, 1999, compared to $932 at December 31, 1998. The Company utilized $1,731 of cash for operating activities during the first three months of 1999. Cash of $2,478 was utilized to reduce the outstanding accounts payable balance as the Company reduced levels of purchasing and took advantage of various cash discounts offered by its vendors. Additionally, $2,330 was utilized to reduce accrued liabilities, reflecting the payment of previously disputed workers compensation premiums to the Ohio Bureau of Workers compensation and a seasonal reduction in accrued sales tax. Cash flow from operating activities benefited by the receipt of $2,148 of refundable income taxes in the first quarter of 1999. Cash utilized in operating activities in the first three months of 1999 was financed through the Company's revolving line of credit. Based on the Company's operating plan, the Company may utilize cash for operating activities in the second quarter of 1999; however, the Company expects to generate positive cash flow from operating activities for the remaining portion of 1999.

During the first three months of 1999, the Company's capital expenditures totaled $289. These expenditures primarily represented normal replacement and upgrade projects. The Company has outstanding commitments to acquire delivery vehicles and warehouse equipment totaling approximately $3,400. A portion of these vehicles was received during the first quarter of 1999 with the balance to be received in the second quarter of 1999. These vehicles and equipment will be financed through operating leases. Additionally, the Company has a commitment to acquire approximately $1,700 of computer hardware and software that will be financed under a capital lease. The computer hardware will be received in the second quarter of 1999. The Company has no other significant expansion or capital expenditure plans for 1999 other than normal replacement, repair, and upgrade projects, and existing store refurbishment.

In March 1999, the Company refinanced its revolving line of credit. The refinanced line expires in February 2004. The amount available under the line is limited to the lesser of: (a) $30,000 or (b) an amount based upon a percentage of eligible inventory, which varies seasonally. At March 31, 1999, $24,298 was available under the line, of which $22,990 was outstanding. The line of credit bears interest at either the bank's base rate (7.75% at March 31, 1999) or LIBOR plus 2.25% (7.22% at March 31, 1999).

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

The Company's principal focus for the second quarter of 1999 will be the strengthening of its sales force. The Company believes that an experienced, professional sales force is one of the primary elements necessary for its success, and will bring a long term competitive advantage. Therefore the Company will be focussing its efforts on implementing sales-floor disciplines that will attract, support, motivate, and retain professional sales associates. These changes are planned to occur in the second and third quarters of 1999.

The Company's financial performance is influenced by consumer confidence, interest rates, consumer debt, the general level of housing activity, and the general level of economic activity in the United States. Consumers continue to respond best to deep-discount price and finance promotions. This situation is expected to continue to put pressure on comparable store sales, promotional finance expenses, and operating results. If the economy slows, the competition can be expected to be even more aggressive.

There are a number of changes occurring in the competitive situation in the Company's market areas. During the first quarter of 1999, a regional furniture retailer has entered the Dayton market and a regional electronics retailer entered the Cincinnati market area. These expansions will likely continue to put pressure on comparable store sales.

YEAR 2000 READINESS DISCLOSURE

The Company has reviewed its primary and secondary information systems for Year 2000 issues. The Company's primary management information and credit-card processing systems are provided by third-party vendors that have assured the Company that their systems will be Year 2000 compliant. The Company believes that its costs related to the conversion of the credit-card processing system will be insignificant. The costs to upgrade the software and hardware for its primary management information system will be approximately $1,700, which will be financed through a capital lease. The majority of the expenditures will be for hardware upgrades to accommodate new software. No significant expenditures have occurred to date. The Company expects to make all of the expenditures by the third quarter of 1999.

The Company has identified several secondary information systems, such as payroll, delivery, telephone, personal computer, and service department systems, that will require software and hardware upgrades and conversions to be Year 2000 compliant. The Company expects these costs to be less than $400. The majority of the costs are expected to be incurred on software to incorporate the Company's service departments into the primary management information system. Only a small portion of these expenditures has occurred to date. The Company expects to make all such expenditures by late 1999.

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

The expenditures for the hardware upgrades to the primary management information system will be financed through leasing arrangements. The remaining capital expenditures described above will be funded from the Company's on-going maintenance and replacements budget, and are not expected to result in the deferral of any planned expenditures. Based on its assessment of the Year 2000 issue to date, the Company has not developed any contingency plans for the most likely worst case scenario for the failure of major or secondary information systems. In the event one or more merchandise suppliers are not Year 2000 compliant, the Company would shift its purchasing to those suppliers that are compliant.

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



ITEM 1.  LEGAL PROCEEDINGS   Not applicable.

ITEM 2.  CHANGES IN SECURITIES     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    None

ITEM 5.  OTHER INFORMATION

In October 1998, The Nasdaq Stock Market ("Nasdaq") informed the Company that it failed to meet one of the requirements for continued listing on the Nasdaq National Market tier, specifically the requirement that at least $5 million of stock be held by individuals other than officers, directors, and those who own more than ten percent of the Company's outstanding shares. The Company has appealed the Nasdaq's determination, and has requested additional time to meet the requirement. The appeal was heard in March 1999 but a decision has not yet been issued. It is not possible to predict the outcome of the appeal. If Nasdaq rules that the Company's shares do not qualify for listing on the National Market tier, the Company will explore other alternatives so that it can remain listed. However, it is possible that the Company's shares may become de-listed from the Nasdaq National Market tier, and that they would trade on The Nasdaq Small Cap Market, or that they would become de-listed altogether and that they would trade on the OTC Bulletin Board or on what is generally known as the "pink sheets." Such an outcome could adversely affect the price of the Company's shares and investors' ability to readily trade shares.

The United Food and Commercial Workers, Local 1099 ("UFCW") has petitioned the Company for the right to represent commissioned sales associates in the Ohio region. The Company and the UFCW have agreed to hold a secret ballot election, supervised by the National Labor Relations Board, on May 15, 1999, to determine whether a majority of the commissioned sales associates wish to have the UFCW represent them. If the outcome of the election is in favor of collective bargaining, it is not possible to predict when an agreement might be reached with the employees and the effect, if any, on the Company's financial position or operating results.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

There were no reports filed by the Company on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Roberds, Inc.
                                    (Registrant)


Date April 30, 1999                        /s/ Robert M. Wilson
     ---------------                       ------------------------------
                                            Robert M. Wilson
                                            President
                                            Chief Financial Officer


Date April 30, 1999                        /s/ Michael A. Bruns
     ---------------                      -------------------------------
                                            Michael A. Bruns
                                            Vice President
                                            Controller
                                            Chief Accounting Officer