Form 10-K/A
period 1998-12-31
ROBERDS INC
filed 1999-06-23
CIK 912952

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

Pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, the undersigned registrant ("Registrant") hereby amends its annual report on Form 10-K for the fiscal year ended December 31, 1998 to include the following information, financial statements, and exhibits required by Form 11-K with respect to the Roberds, Inc. Profit Sharing and Employee Retirement Savings Plan ("Plan") for the year ended December 31, 1998. Roberds, Inc. is the issuer of the securities held pursuant to the Plan. The schedules called for under Article 6A-05 in Regulation S-X have been omitted because they are inapplicable or the required information has been given in the financial statements or notes thereto:



        ROBERDS, INC. PROFIT SHARING AND EMPLOYEE RETIREMENT SAVINGS PLAN


TABLE OF CONTENTS
-----------------
                                                                            Page
                                                                            ----

Independent Auditors' Report                                                 3

Financial Statements as of December 31, 1998 and 1997 and for the Year Ended December 31, 1998:

         Statement of Net Assets Available for Benefits                      4

         Statement of Changes in Net Assets Available for Benefits           5

         Notes To Financial Statements                                       6

Supplemental Schedules as of December 31, 1998 and for the Year
  Then Ended:

         Line 27(a) - Schedule of Assets Held for Investment Purposes       10

         Line 27(b) - Schedule of Loans or Fixed Income Obligations         11

         Line 27(d) - Schedule of Reportable Transactions                   12

INDEPENDENT AUDITORS' REPORT


Participants and Plan Administrator
Roberds, Inc. Profit Sharing and Employee
  Retirement Savings Plan:

We have audited the accompanying statements of net assets available for benefits of Roberds, Inc. Profit Sharing and Employee Retirement Savings Plan ("Plan") as of December 31, 1998 and 1997, and the related statement of changes in net assets available for benefits for the year ended December 31, 1998. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1998 and 1997, and the changes in net assets available for benefits for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules, listed in the foregoing table of contents, are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These supplemental schedules are the responsibility of the Plan's management. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.




DELOITTE & TOUCHE LLP
Dayton, Ohio
March 15, 1999

ROBERDS, INC.
PROFIT SHARING AND EMPLOYEE RETIREMENT SAVINGS PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                      1998              1997
INVESTMENTS (Note C):
  Mutual Funds, at fair value:
    AIM Equity Constellation Fund                                 $  809,727        $  691,411
    Ivy International Fund                                           439,153           378,032
    Merrill Lynch Basic Value Fund, Inc.                           2,057,408         1,763,059
    Merrill Lynch Capital Fund, Inc.                                  77,851            25,068
    Merrill Lynch Corporate Bond Fund, Inc. - Intermediate
      Term Portfolio                                                 399,277           464,977
    Merrill Lynch Equity Index Trust                                 292,207            67,101
    Merrill Lynch Federal Securities Trust                            17,924             4,946
    Merrill Lynch Global Allocation Fund,  Inc.                      534,733           439,433
    Merrill Lynch Growth Fund                                        432,801           621,094
    Merrill Lynch Retirement Preservation Trust Fund               2,315,654         2,346,432
    MFS Emerging Growth Fund                                         445,298           330,561
  Roberds, Inc. common stock                                         129,036            67,418
  Participant loans                                                  355,069           323,511
                                                                  ----------        ----------

          Total investments                                        8,306,138         7,523,043
                                                                  ----------        ----------

RECEIVABLES:
  Employer contributions                                              92,243            86,740
  Participant contributions                                           80,093            77,296
                                                                  ----------        ----------

           Total receivables                                         172,336           164,036
                                                                  ----------        ----------

ACCRUED INCOME                                                           518
                                                                  ----------        ----------

TOTAL ASSETS                                                       8,478,992         7,687,079
                                                                  ----------        ----------

LIABILITIES - Excess contributions refundable                          1,260            20,464
                                                                  ----------        ----------

NET ASSETS AVAILABLE FOR BENEFITS                                 $8,477,732        $7,666,615
                                                                  ==========        ==========



See notes to financial statements.

ROBERDS, INC.
PROFIT SHARING AND EMPLOYEE RETIREMENT SAVINGS PLAN

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
YEAR ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------



ADDITIONS (Note D):
  Investment income:
    Net appreciation in fair value of investments                     $   59,982
    Dividends and interest                                               453,618
                                                                      ----------

    Total investment income                                              513,600
                                                                      ----------

  Employer contributions                                                  92,243
  Participant contributions                                              958,554
  Participant rollover contributions                                      25,302
  Other additions                                                          1,037
                                                                      ----------

                                                                       1,077,136
                                                                      ----------

          Total additions                                              1,590,736
                                                                      ----------

DEDUCTIONS (Note D) -
  Benefits paid to participants                                          779,619
                                                                      ----------

NET INCREASE IN ASSETS AVAILABLE FOR BENEFITS                            811,117

NET ASSETS AVAILABLE FOR BENEFITS:
  Beginning of year                                                    7,666,615
                                                                      ----------

  End of year                                                         $8,477,732
                                                                      ==========

See notes to financial statements.

ROBERDS, INC.
PROFIT SHARING AND EMPLOYEE RETIREMENT SAVINGS PLAN

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

A.    PLAN DESCRIPTION

      The following brief description of the Roberds, Inc. Profit Sharing and Employee Retirement Savings Plan ("Plan") provides only general information. Participants should refer to the Plan agreement for more complete information.

      GENERAL - The Plan is a defined contribution 401(k) profit sharing plan which covers all full-time employees of Roberds, Inc. ("Company") who are age 21 and older. Each year the Company may make discretionary contributions as determined by its Board of Directors. The Plan is subject to provisions of the Employment Retirement Income Security Act of 1974 ("ERISA"). The Plan's administrator is Roberds, Inc. The Plan's trustee is Merrill Lynch Trust Company.

      PARTICIPANTS' ACCOUNTS - Participants may contribute up to 20% of their annual wages, subject to current Internal Revenue Service limitations. The Board of Directors of the Company has the discretion to determine the amount that the Company will contribute, in addition to the participants' deferral amounts, up to a maximum of 25% of the first six percent of each participant's pay that they contribute to the Plan. This match was 15% of the first 6% of each eligible participant's compensation contributed to the Plan in 1998 and 1997. This matching contribution is made in Roberds, Inc. common stock. Participants' accounts are credited with the participants' contribution and an allocation of (a) the Company's contributions, (b) investment net earnings, and (c) forfeitures of terminated participants' nonvested accounts. Allocations are based on participant wages, as defined. As of December 31, 1998, approximately $47,000 of forfeited amounts had not yet been allocated.

      Participants may designate investment of their 401(k) account balance in the following funds:

      - AIM Equity Constellation Fund - the prospectus describes that this fund invests in equity securities.

      - Ivy International Fund - the prospectus describes that this fund invests in equity securities traded in European, Pacific Basin, and Latin American markets.

      - Merrill Lynch Basic Value Fund, Inc. - the prospectus describes that this fund invests in equity securities.

      - Merrill Lynch Capital Fund, Inc. - the prospectus describes that this fund invests in equity, debt, and convertible securities.

      -   Merrill Lynch Corporate Bond Fund, Inc. - Intermediate Term Portfolio
          - the prospectus describes that this fund invests in corporate bonds.

      - Merrill Lynch Equity Index Trust - the prospectus describes that this fund invests in equity securities.

      - Merrill Lynch Federal Securities Trust - the prospectus describes that this fund invests in U.S. government and agency securities.

      - Merrill Lynch Global Allocation Fund, Inc. - the prospectus describes that this fund invests in U.S. and foreign equity, debt and money market securities.

      - Merrill Lynch Growth Fund - the prospectus describes that this fund invests in equity securities.

      - Merrill Lynch Retirement Preservation Trust Fund - the prospectus describes that this fund invests in Guaranteed Investment Contracts and in U.S. government and agency securities.

      - MFS Emerging Growth Fund - the prospectus describes that this fund invest in equity securities.

      -   Roberds, Inc. Common Stock

      Participants may change their investment options daily. The Plan requires a minimum investment per fund of 1% of participant contribution.

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

      INVESTMENT VALUATION AND INCOME RECOGNITION - Mutual funds are stated at fair value. Participant loans are valued at cost which approximates fair value. Gains and losses on investment transactions are determined by the weighted average method.

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

C.    INVESTMENTS

      Investments at fair value exceeding five percent of the net assets of the Plan at December 31, 1998 and 1997 were:

                                                                                           1998              1997

          AIM Equity Constellation Fund                                                $  809,727        $  691,411
          Ivy International Fund                                                          439,153           378,032
          Merrill Lynch Basic Value Fund, Inc.                                          2,057,408         1,763,059
          Merrill Lynch Corporate Bond Fund, Inc. - Intermediate Term Portfolio                             464,977
          Merrill Lynch Global Allocation Fund, Inc.                                      534,733           439,433
          Merrill Lynch Growth Fund                                                       432,801           621,094
          Merrill Lynch Retirement Preservation Trust Fund                              2,315,654         2,346,432
          MFS Emerging Growth Fund                                                        445,298
          Other  (less than 5%)                                                         1,271,364           818,605
                                                                                       ----------        ----------

          Total                                                                        $8,306,138        $7,523,043
                                                                                       ==========        ==========

D.     SUPPLEMENTAL FUND INFORMATION

      Supplemental information by fund for the year ended December 31, 1998 is as follows:

                                     NET
                                 APPRECIATION
                                (DEPRECIATION)                                                 BENEFITS
                                   IN FAIR    DIVIDENDS   EMPLOYER  PARTICIPANT PARTICIPANT     PAID TO     OTHER
                                  VALUE OF       AND      CONTRI-    CONTRI-     ROLLOVER      PARTICI-    ADDITIONS/
                                 INVESTMENTS   INTEREST   BUTIONS    BUTIONS    CONTRIBUTIONS    PANTS     DEDUCTIONS

AIM Equity Constellation Fund       $ 105,664   $ 19,787   $         $ 125,801       $ 902    $ 112,349  $
Ivy International Fund                 19,532      7,504                51,023         309        6,317
Merrill Lynch Basic Value Fund, Inc.   60,439    156,628               206,556       5,805      188,644
Merrill Lynch Capital Fund, Inc.       (3,737)     4,452                22,142         902       24,928
Merrill Lynch Corporate Bond
  Fund, Inc. - Intermediate Term
  Portfolio                             3,907     24,015                44,686                   14,031
Merrill Lynch Equity Index Trust       45,590                           42,571       1,855       12,284
Merrill Lynch Federal Securities
  Trust                                    28        613                11,043                      427
Merrill Lynch Global Allocation
  Fund, Inc.                          (55,350)    60,561                75,633       5,326       54,438
Merrill Lynch Growth Fund            (135,185)     8,421               121,936       6,228       48,320
Merrill Lynch Retirement
   PreservationTrust Fund                (211)   140,929               155,196                  221,856     (113)
MFS Emerging Growth Fund               78,200      4,031                83,165       3,975       48,421
Roberds, Inc. common stock            (58,895)               92,243     18,802                    8,886
Participant loans                                 26,462                                         38,222
Cash                                                 215                                            496    1,150
                                    --------- ----------  --------- ----------   ---------   ---------- -------

                                     $ 59,982  $ 453,618   $ 92,243  $ 958,554    $ 25,302    $ 779,619  $ 1,037
                                    ========= ==========  ========= ==========   =========   ========== =======


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

                                   * * * * * *

ROBERDS, INC.
PROFIT SHARING AND EMPLOYEE RETIREMENT SAVINGS PLAN

LINE 27(a) - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
DECEMBER 31, 1998
--------------------------------------------------------------------------------

                                                               UNITS/NUMBER
                                                                OF SHARES/                             FAIR
                                                                FACE VALUE           COST              VALUE
MUTUAL FUNDS:
  AIM Equity Constellation Fund                                    26,531        $  690,372        $  809,727
  Ivy International Fund                                           10,659           448,099           439,153
  Merrill Lynch Basic Value Fund, Inc.                             54,114         1,857,372         2,057,408
  Merrill Lynch Capital Fund, Inc.                                  2,262            78,741            77,851
  Merrill Lynch Corporate Bond Fund, Inc. -
    Intermediate Term Portfolio                                    34,214           385,882           399,277
  Merrill Lynch Equity Index Trust                                  3,482           252,018           292,207
  Merrill Lynch Federal Securities Trust                            1,831            17,854            17,924
  Merrill Lynch Global Allocation Fund, Inc.                       42,405           609,711           534,733
  Merrill Lynch Growth Fund                                        20,121           563,458           432,801
  Merrill Lynch Retirement Preservation Trust Fund              2,135,654         2,315,598         2,315,654
  MFS Emerging Growth Fund                                          9,984           357,433           445,298
Roberds, Inc. common stock                                         62,578           191,208           129,036
Participants loans (interest rates ranging from 8.25% -
  10% with various maturities through December 2003)           $  355,069           355,069           355,069
                                                                                 ----------        ----------

                                                                                 $8,122,815        $8,306,138
                                                                                 ==========        ==========

ROBERDS, INC.
PROFIT SHARING AND EMPLOYEE RETIREMENT SAVINGS PLAN

LINE 27(b) - SCHEDULE OF LOANS OR FIXED INCOME OBLIGATIONS
FOR THE YEAR ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------


                                                           AMOUNT RECEIVED
                                                           DURING REPORTING
                                                              YEAR 1998            UNPAID           AMOUNT OVERDUE
                                           ORIGINAL   -------------------------  BALANCE AT   ---------------------------
                                            AMOUNT                               DECEMBER 31,
                                           OF LOAN      PRINCIPAL    INTEREST       1998       PRINCIPAL     INTEREST

Participant Loan (1)                      $ 2,500.00    $ 276.49      $ 26.39    $ 2,223.51     $ 652.25     $   54.47
Participant Loan (2)                       14,804.72      140.12        73.30     13,659.61     2,686.08      1,036.58
Participant Loan (3)                       10,000.00                              10,000.00     2,252.89      1,170.83
Participant Loan (4)                        1,750.00                               1,360.38     1,150.15         49.88
Participant Loan (5)                        7,053.83      757.05       259.42      5,196.24       854.73        258.00
Participant Loan (6)                        3,000.00      593.84       158.75      2,236.40       441.91         89.33
Participant Loan (7)                        2,500.00      230.82        28.38        948.92       729.69         47.69
Participant Loan (8)                        2,015.00      395.02        73.80      1,619.96       411.16         57.66
Participant Loan (9)                        4,000.00                               4,000.00     1,826.51        286.24

ROBERDS, INC.
PROFIT SHARING AND EMPLOYEE RETIREMENT SAVINGS PLAN

LINE 27(d) - SCHEDULE OF REPORTABLE TRANSACTIONS
YEAR ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------

                                                          PURCHASES                   SALES
                                                   ------------------------    ---------------------------------------------

                                                     NUMBER                    NUMBER
           SERIES IN EXCESS OF FIVE                 OF TRANS-                  OF TRANS-                            GAIN
            PERCENT OF PLAN ASSETS                   ACTIONS     AMOUNT        ACTIONS   PROCEEDS       COST       (LOSS)

AIM Equity Constellation Fund                           120   $ 282,619         178    $ 269,968    $ 250,028   $ 19,940
Merrill Lynch Basic Value Fund, Inc.                    159     807,967         251      550,803      482,250     68,553
Merrill Lynch Equity Index Trust                         88     333,415          80      153,898      145,263      8,635
Merrill Lynch Global Allocation Fund, Inc.               87     292,354         136      140,880      141,060       (180)
Merrill Lynch Growth Fund                                98     181,392         174      233,699      243,583     (9,884)
Merrill Lynch Retirement Preservation Trust Fund        324     981,702         240    1,012,269    1,012,317        (48)
MFS Emerging Growth Fund                                101     254,143         135      217,606      203,946     13,660
Participant loans                                        83     228,629          45      197,071      197,071         -



There were no reportable type (i), (ii) or (iv) transactions during 1998.

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


/s/ Melvin H. Baskin*
------------------------------------
Melvin H. Baskin, its
Chief Executive Officer


/s/ Robert M. Wilson
------------------------------------
Robert M. Wilson, its
President and
Chief Financial Officer



/s/ Michael A. Bruns
------------------------------------
Michael A. Bruns, its
Vice President and
Chief Accounting Officer


ROBERDS, INC. PROFIT SHARING AND EMPLOYEE RETIREMENT SAVINGS PLAN, by


/s/ Robert M. Wilson
------------------------------------
Roberds, Inc., by
Robert M. Wilson, its
President




*By: /s/ Robert M. Wilson
    --------------------------------
 Robert M. Wilson
 Attorney in Fact

June 22, 1999

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

10.6.3.1 Amendment to Business Loan Agreement between Bank One, Dayton, NA and Registrant, dated April 20, 1994, amending the agreement referred to in Exhibit 10.6.3, and filed as Exhibit
                  10.6.3.1 to Reg-
                  istrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.

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