Form 10-Q
period 1999-06-30
ROBERDS INC
filed 1999-07-30
CIK 912952

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR
   [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On July 23, 1999, 6,159,311 common shares, without par value, were outstanding.

                          ROBERDS, INC. AND SUBSIDIARY

                                      INDEX


                                                                                              PAGE
                                                                                             NUMBER
                                                                                             ------
PART 1.  FINANCIAL INFORMATION:


                  ITEM 1.   Financial Statements:

                  Condensed Consolidated Balance Sheets -
                    June 30, 1999 and December 31, 1998                                         3

                  Condensed Consolidated Statements Of
                    Operations - Three and Six Months Ended
                    June 30, 1999 and 1998                                                      4

                  Condensed Consolidated Statements
                    of Cash Flows - Six Months Ended
                    June 30, 1999 and 1998                                                      5

                  Notes to Condensed Consolidated
                    Financial Statements                                                        6

                  ITEM 2.   Management's Discussion
                              and Analysis of Financial
                              Condition and Results
                              of Operations                                                     9

                  ITEM 3.  Quantitative and Qualitative
                             Disclosures About Market Risk                                     14


PART II. OTHER INFORMATION:


                  ITEMS 1-3.  Inapplicable                                                     15

                  ITEM 4.  Submission of Matters to Vote of Security Holders                   15

                  ITEM 5. Other Information                                                    15

                  ITEM 6.  Exhibits and Reports
                             on Form 8-K                                                       16

                          ROBERDS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                  JUNE 30     DECEMBER 31
                                                                                    1999           1998
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                         $1,559          $932
  Receivables:
    Customers                                                                          660           921
    Vendors and other                                                                1,548         2,390
  Merchandise inventories                                                           44,915        43,937
  Refundable income taxes                                                               58         2,360
  Prepaid expenses and other                                                         1,975         1,983
                                                                                -----------    ----------
          Total current assets                                                      50,715        52,523

Property and equipment, net                                                         90,423        92,085
Certificates of deposit, restricted                                                  2,346         2,331
Other assets                                                                         1,733         1,269
                                                                                -----------    ----------
                                                                                  $145,217      $148,208
                                                                                ===========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                 $11,926       $14,130
  Accrued expenses                                                                   8,550        11,510
  Customer deposits                                                                 11,793        11,573
  Litigation                                                                         1,271         1,271
  Deferred warranty revenue-current                                                  2,069         2,580
  Current maturities of long-term debt                                               3,536         2,945
                                                                                -----------   -----------
          Total current liabilities                                                 39,145        44,009

  Long-term debt including capital leases                                           74,592        70,065
  Deferred rent                                                                      1,858         1,831
  Deferred warranty revenue                                                          1,736         2,631

SHAREHOLDERS' EQUITY:
  Common stock                                                                         616           611
  Additional paid-in capital                                                        32,407        32,332
  Deficit                                                                           (5,137)       (3,271)
                                                                                -----------   -----------
         Total shareholders' equity                                                 27,886        29,672
                                                                                -----------   -----------
                                                                                  $145,217      $148,208
                                                                                ===========   ===========



       See notes to condensed consolidated financial statements.

                          ROBERDS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                    JUNE 30                   JUNE 30
                                                                               1999         1998         1999         1998

       NET SALES AND SERVICE REVENUES                                          $68,950      $73,894     $141,383     $152,406

       COST OF SALES                                                            43,636       50,798       90,474      104,629
                                                                            -----------  -----------  -----------   ----------
            Gross profit                                                        25,314       23,096       50,909       47,777

       SELLING, DELIVERY AND ADMINISTRATIVE EXPENSES                            26,793       24,778       53,477       52,466
       INTEREST EXPENSE, NET                                                     1,747        1,799        3,436        3,484
       FINANCE PARTICIPATION INCOME                                              (736)        (743)      (1,413)      (1,543)
       OTHER INCOME, NET                                                         (834)        (890)      (2,725)      (1,750)
                                                                            -----------  -----------  -----------   ----------

       LOSS BEFORE TAX BENEFIT                                                 (1,656)      (1,848)      (1,866)      (4,880)

       INCOME TAX BENEFIT                                                                     (630)                   (1,690)
                                                                            -----------  -----------  -----------   ----------

       NET (LOSS)                                                              (1,656)     ($1,218)      (1,866)     ($3,190)
                                                                            ===========  ===========  ===========   ==========

       BASIC AND DILUTED NET (LOSS) PER COMMON SHARE                           ($0.27)      ($0.20)      ($0.30)      ($0.53)
                                                                            ===========  ===========  ===========   ==========


       WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
         BASIC AND DILUTED                                                       6,159        6,044        6,151        6,037
                                                                            ===========  ===========  ===========   ==========



       See notes to condensed consolidated financial statements.

                          ROBERDS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            SIX  MONTHS ENDED
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 JUNE 30
                                                                            1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                ($1,866)      ($3,190)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                                         4,202         4,425
      LIFO reserve                                                            166           575
      Changes in assets and liabilities, net                               (4,067)       (2,290)
                                                                        ----------    ----------
      Net cash used in operating activities                                (1,565)         (480)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                       (939)         (769)
  Proceeds from sales of fixed assets                                          46            42
  Other                                                                      (279)         (465)
                                                                        ----------    ----------
      Net cash used in investing activities                                (1,172)       (1,192)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                              (18,983)       (4,139)
  Proceeds from long-term debt                                             22,543         7,000
  Net proceeds from issuance of common shares                                  80            89
  Debt issuance costs                                                        (276)          (31)
                                                                        ----------    ----------
      Net cash provided by financing activities                             3,364         2,919
                                                                        ----------    ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS
                                                                              627         1,247
CASH AND CASH EQUIVALENTS - Beginning of period                               932         2,494
                                                                        ----------    ----------
CASH AND CASH EQUIVALENTS - End of period                                  $1,559        $3,741
                                                                        ==========    ==========
CASH PAID (REFUNDED) FOR:
  Interest                                                                 $3,505        $3,506
                                                                        ==========    ==========
  Income taxes                                                            ($2,130)         ($75)
                                                                        ==========    ==========
NON-CASH TRANSACTION:
  Capital Lease                                                            $1,558
                                                                        ==========

    See notes to the condensed consolidated financial statements

                          ROBERDS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS EXCEPT SHARE DATA)



A.   BASIS OF PRESENTATION

The consolidated balance sheet at December 31, 1998 is condensed from the audited financial statements. The accompanying unaudited condensed consolidated balance sheet at June 30, 1999, the condensed consolidated statements of operations for the three and six months ended June 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the six months ended June 30, 1999 and 1998, have been prepared by the Company in accordance with generally accepted accounting principles and in the opinion of management include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of results of operations for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1998 included in Form 10-K. The results of operations for the six months ended June 30, 1999 may not be indicative of the results for the year ending December 31, 1999.

B.    DEBT

                                                                          JUNE 30       DECEMBER 31
                                                                            1999           1998

Mortgage notes payable                                                      $42,999        $44,138
Revolving line of credit                                                     22,543         17,500
Capital lease obligations                                                    12,586         11,372
                                                                         -----------    -----------
                                                                             78,128         73,010
Less current maturities                                                       3,536          2,945
                                                                         -----------    -----------
                                                                            $74,592        $70,065
                                                                         ===========    ===========

During the second quarter of 1999, the Company took delivery of a new computer hardware and software system, which was financed by a $1,558 capital lease. The lease requires payments of $49 per month for 36 months.

In March 1999, the Company refinanced its revolving line of credit. The refinanced line expires in February 2004. The amount available under the line is limited to the lesser of: (a) $30,000 or (b) an amount based upon a percentage of eligible inventory, which varies seasonally. At June 30, 1999, $24,997 was available under the line, of which $22,543 was outstanding. The line of credit bears interest at either the bank's base rate (7.75% at June 30, 1999) or LIBOR plus 2.25% (7.30% at June 30, 1999) at the option of the Company.

The line of credit includes certain restrictive covenants including, among others, limitations on capital expenditures, and the aggregate amount of funded debt. The line prohibits the payment of dividends. The line also requires the maintenance of a minimum fixed-charge-coverage ratio, which becomes increasingly restrictive over time. In order to comply with this covenant, the Company must improve operations significantly during 1999 over the actual results experienced during 1998. Several of the Company's mortgage notes payable also include restrictive covenants, including the maintenance of maximum debt to net worth ratios and a requirement to maintain a minimum of $25,000 of tangible net worth.

C.  NET SALES AND SERVICE REVENUE

Net sales and service revenue includes the following products:

                                                   THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                         JUNE 30                                   JUNE 30
                                                  1999              1998                  1999                1998
Furniture                                       $29,264            $28,137               $59,822             $59,070
Bedding                                           9,535             10,282                18,884              20,683
Appliances                                       15,690             19,928                30,552              37,790
Electronics                                       9,719             10,387                22,719              24,442
Other                                             4,742              5,160                 9,406              10,421
                                           =============     ==============     =================    ================
                                                $68,950            $73,894              $141,383            $152,406
                                           =============     ==============     =================    ================

D.   BUSINESS SEGMENTS

The Company has identified the three geographic market areas in which it operates as segments. A summary of the Company's operations by segment follows:

                                                THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                       JUNE 30                                    JUNE 30

                                                                   EARNINGS            NET SALES           EARNINGS
                                                                (LOSS) BEFORE                               (LOSS)
                                             NET SALES           INCOME TAXES                               BEFORE
                                                                                                         INCOME TAXES
1999
----
Ohio                                                $32,280              $438               $65,658           $1,632
Georgia                                              22,392              (969)               45,777           (1,126)
Florida                                              14,278            (1,125)               29,948           (2,372)
                                         -------------------    ---------------     ----------------     -------------
                                                    $68,950           ($1,656)             $141,383          ($1,866)
                                         ===================    ===============     ================     =============

1998
----
Ohio                                                $36,607            $1,552               $75,343           $1,609
Georgia                                              22,557            (1,085)               46,025           (2,517)
Florida                                              14,730            (2,315)               31,038           (3,972)
                                         -------------------    ---------------     ----------------     -------------
                                                    $73,894           ($1,848)             $152,406          ($4,880)
                                         ===================    ===============     ================     =============

Included in the operating results of the Company's segments are certain corporate and non-segment expenses that have been allocated to the segments. For the six months ended June 30, 1999, segment earnings (loss) before income taxes include $1,102 of life insurance proceeds from the death of the Company's chairman. The proceeds were allocated to each segment utilizing the same methodology that is utilized to allocate corporate and non-segment expenses. For the three and six months ended June 30, 1998, the Ohio segment earnings include a refund of premiums of $1,053 to all participants in the State of Ohio's workers' compensation fund.

E.  INCOME TAXES

Income tax benefit for the six months ended June 30, 1998 consists of the following:

Currently refundable:
    Federal                                   $(2,016)
    State and Local                               (70)
                                            -----------
                                               (2,086)
Deferred                                          396
                                            ===========
                                              $(1,690)
                                            ===========

A tax benefit was not recognized on the loss for the three and six months ended June 30, 1999 because a valuation reserve was provided for all deferred tax benefits, including the net operating loss carryforward generated during 1999. The reserve was deemed necessary as a result of the uncertainty of the recoverability of such tax benefits.

                          ROBERDS, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (DOLLAR AMOUNTS IN THOUSANDS)


RESULTS OF OPERATIONS

The first six months of 1999 resulted in a loss before tax benefit of $(1,866) as compared to a loss before tax benefit of $(4,880) for the first six months of 1998. Sales for the three months ended June 1999 declined to $68,950 from $73,894 for the three months ended June 1998, a 6.7 percent decrease. Sales for the first half of 1999 declined to $141,383 from $152,406 for the six months ended June 1998, a 7.2 percent decrease. All stores were comparable in 1999.

The percentage decreases in total and comparable sales by market area were as follows:

                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                JUNE 30                 JUNE 30

Ohio                                             (12%)                  (13%)
Georgia                                           (1)                    (1)
Florida                                           (3)                    (4)

Sales by major product category as a percentage of total sales were as follows:

                                                        THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                             JUNE 30                                  JUNE 30
                                                     1999                1998                1999                1998
Furniture                                             42%                 38%                 42%                 39%
Bedding                                               14                  14                  13                  14
Appliances                                            23                  27                  22                  25
Electronics                                           14                  14                  16                  16
Other                                                  7                   7                   7                   6
                                                 ==============      =============        ============       =============
                                                     100%               100%                 100%               100%
                                                 ==============      =============        ============       =============

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

For the three months ended June 1999, gross profit was $25,314, or 36.7 percent of sales, as compared to $23,096, or 31.3 percent of sales, for the three months ended June 1998. For the six months ended June 1999, gross profit was $50,909, or 36.0 percent of sales, as compared to $47,777, or 31.3 percent of sales, for the six months ended June 1998. Gross margin percentages by category were as follows:

                                                   THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                       JUNE 30                              JUNE 30
                                                1999               1998              1999             1998
Furniture                                        42%                32%               41%                33%
Bedding                                          46                 44                47                 44
Appliances                                       24                 22                23                 21
Electronics                                      19                 16                20                 17

The increase in gross profit margin percentage of 5.4 and 4.7 percent of sales for the three and six months ended June 1999, as compared to 1998, reflects the sales floor controls and disciplines that were implemented during the first quarter of 1999, a focus on higher margin products, a reduction in inventory shrinkage, and a decrease in the provision for LIFO. The overall gross margin percentage in 1998, and the furniture category gross margin in particular, was adversely affected by the aggressive liquidation at reduced selling prices of certain aged inventories and inventories from vendors that were being de-emphasized or discontinued. This liquidation was completed in the fourth quarter of 1998. The Company expects that the increase in gross margin as a percentage of sales will be maintained through 1999.

For the three months ended June 1999, selling, delivery, and administrative expenses, which include occupancy costs, were $26,793, or 38.9 percent of sales, as compared to $24,778, or 33.5 percent of sales, for the comparable period in 1998. Selling, delivery, and administrative expenses for the six months ended June 1999 were $53,477, or 37.8 percent of sales, as compared to $52,466, or
34.4 percent of sales, for the comparable period in 1998. The increase in expenses as a percentage of sales for the three and six months ended June 1999, as compared to 1998, resulted from (a) increased workers compensation expense as the result of a refund of premiums of $1,053 from the State of Ohio workers' compensation fund in 1998, (b) increased advertising and promotional credit expenses, (c) increased commissions to sales associates for sales of higher margin products, (d) increased warehouse and store management salaries required to institute various warehouse and store based initiatives and, (e) the effect of fixed costs in light of the Company's decline in comparable store sales. These increases were offset in part by an increase in the collection of delivery fees and an overall expense reduction and containment program.

Interest expense, net of interest income, remained relatively steady for the three and six months ended June 1999, as compared to 1998, as a result of the average outstanding borrowings remaining relatively constant during those periods.

Finance participation income, which consists of income from participation in the Company's private label credit card program, was $736, or 1.1 percent of sales, for the three months ended June 1999, as compared to $743, or 1.0 percent of sales, for the comparable period in 1998, and was $1,413, or 1.0 percent of sales, for the six months ended June 1999, as compared to $1,543, or 1.0 percent of sales, for the comparable period in 1998. While participation for the three and six months ended June 1999 as compared to 1998 remained constant, ongoing changes in the use of income-generating finance programs compared to longer -term, same-as-cash programs that generate financing expense, may affect the Company's finance participation income in the future.

Other income decreased to $834, or 1.2 percent of sales, for the three months ended June 1999 as compared to $890, or 1.2 percent of sales, for the comparable period in 1998. For the six months ended June 1999, other income increased to $2,725 or 1.9 percent of sales, as compared to $1,750, or 1.1 percent of sales, for the comparable period in 1998. The majority of other income for the three months ended June 1999 and June 1998 consists of cash discounts and rental income from tenants. Other income in the first six months of 1999 includes $1,102 of life insurance proceeds received as a result of the death of the Company's chairman.

Loss before income taxes was $1,866 for the first six months of 1999, compared to a loss before income taxes of $4,880 in 1998. No income tax benefit was provided for 1999, compared to $1,690, or 35% of the loss before taxes, in 1999. A tax benefit was not recognized on the loss for 1999 because a valuation reserve was provided for all deferred tax benefits, including the net operating loss carryforward generated during 1999. The reserve was deemed necessary as result of the uncertainty of the recoverability of such tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased to $1,559 at June 30, 1999, compared to $932 at December 31, 1998. The Company utilized $1,565 of cash for operating activities during the first six months of 1999. Cash of $2,204 was utilized to reduce the outstanding accounts payable balance as the Company reduced levels of purchasing and took advantage of various cash discounts offered by its vendors. Additionally, $2,960 was utilized to reduce accrued liabilities, reflecting the payment of a portion of the disputed premiums to the Ohio Bureau of Workers Compensation, lower premium rates for Ohio workers compensation for the first six months of 1999, and a seasonal reduction in accrued sales tax. Seasonal purchases of air conditioning inventories also utilized $1,144. Cash flow from operating activities benefited by the receipt of $2,302 of refundable income taxes in the first six months of 1999. Cash utilized in operating activities in the first six months of 1999 was financed through the Company's revolving line of credit. Based on the Company's operating plan, the Company expects to generate positive cash flow from operating activities for the remaining portion of 1999.

During the first six months of 1999, the Company's capital expenditures, excluding capitalized leases, totaled $939. These expenditures primarily represented normal replacement and upgrade projects. During the second quarter of 1999, the Company took delivery of a new computer hardware and software system, which was financed by a $1,558 capital lease. The installation of that system is approaching completion. The lease requires payments of $49 per month for 36 months. The Company also has outstanding commitments to acquire delivery vehicles and warehouse equipment totaling approximately $3,400. A majority of these vehicles were received during the first half of 1999 with the balance to be received in the third quarter of 1999. These vehicles and equipment will be financed through operating leases. The Company has no other significant expansion or capital expenditure plans for 1999 other than normal replacement, repair, and upgrade projects, and existing store refurbishment.

In March 1999, the Company refinanced its revolving line of credit. The refinanced line expires in February 2004. The amount available under the line is limited to the lesser of: (a) $30,000 or (b) an amount based upon a percentage of eligible inventory, which varies seasonally. At June 30, 1999, $24,997 was available under the line, of which $22,543 was outstanding. The line of credit bears interest at either the bank's base rate (7.75% at June 30, 1999) or LIBOR plus 2.25% (7.30% at June 30, 1999).

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

 Several of the Company's mortgage notes payable also include restrictive covenants, including the maintenance of maximum debt to net worth ratios and a requirement to maintain a minimum of $25,000 of tangible net worth. If these covenants can not maintained, the Company will have to renegotiate the covenants in order to remain in compliance.

The Company has no assurance that the renegotiations discussed above, if necessary, will be successful. If such renegotiations are not successful, the Company will seek alternative financing sources. While the Company believes that such financing can be obtained, there can be no assurance that it can be obtained at all, or that it can be obtained on terms or at rates comparable to those in the existing agreement or acceptable to the Company.

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

The Company's principal focus during the second half of 1999 will be the strengthening of its sales force. The Company believes that an experienced, professional sales force is one of the primary elements necessary for its success, and will be a long-term competitive advantage. Therefore the Company will be focussing its efforts on implementing sales-floor disciplines that will attract, support, motivate, and retain professional sales associates. These changes are planned to occur throughout 1999.

In May 1999 the commissioned sales associates in the Company's Ohio region voted to be represented by the United Food and Commercial Workers, Local 1099 ("UFCW"), at an election supervised by the National Labor Relations Board. The Company and the UFCW are bargaining toward an agreement. It is not possible to predict when an agreement might be reached with the employees and the effect, if any, on the Company's financial position, operating results, or the plans to strengthen the sales force described above.

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

There are a number of changes occurring in the competitive situation in the Company's market areas. During the first quarter of 1999, a regional furniture retailer has entered the Dayton market and a regional appliance and electronics retailer entered the Cincinnati market area. These expansions will likely continue to put pressure on comparable store sales.

YEAR 2000 READINESS DISCLOSURE

The Company has reviewed its primary and secondary information systems for Year 2000 issues. The Company's primary management information and credit-card processing systems are provided by third-party vendors that have assured the Company that their systems will be Year 2000 compliant. The Company believes that its costs related to the conversion of the credit-card processing system will be insignificant. The costs to upgrade the software and hardware for its primary management information system will be approximately $1,700, of which $1,558 was expended in the second quarter of 1999. This expenditure was financed through a capital lease. The majority of the expenditures are for hardware upgrades to accommodate new software. The Company expects to make all of the expenditures by the third quarter of 1999.

The Company has identified several secondary information systems, such as payroll, delivery, telephone, personal computer, and service department systems, that will require software and hardware upgrades and conversions to be Year 2000 compliant. The Company expects these costs to be less than $600. The majority of the costs are expected to be incurred on software to incorporate the Company's service departments into the primary management information system. Only a small portion of these expenditures has occurred to date. The Company expects to make all such expenditures by late 1999.

Because the Company is engaged in the sale of consumer products, it does not believe that it has any material risk with respect to Year 2000 issues for its customers. The Company has not assessed the impact of Year 2000 issues on its merchandise suppliers; however, the Company is not aware of any material Year 2000 risks with respect to them. The Company does not rely on electronic data interchange ("EDI") systems to transact business with its suppliers. Because no single merchandise supplier represents more than approximately nine percent of the Company's purchases, the Company does not believe that there is any material Year 2000 risk with respect to its suppliers, but is monitoring its suppliers' compliance activities.

The expenditures for the hardware upgrades to the primary management information system will be financed through leasing arrangements. The remaining capital expenditures described above will be funded from the Company's on-going maintenance and replacements budget, and are not expected to result in the deferral of any planned expenditures. Based on its assessment of the Year 2000 issue to date, the Company has not developed any contingency plans for the most likely worst case scenario for the failure of major or secondary information systems. In the event one or more merchandise suppliers are not Year 2000 compliant, the Company would shift its purchasing to those suppliers that can supply the Company.

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

                            PART II-OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS   Not applicable.

ITEM 2.  CHANGES IN SECURITIES     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of the Company's shareholders was held on April 30, 1999. Three of the Company's directors were re-elected to two-year terms ending in 2001 upon a vote as follows:


        NAME                 FOR            AGAINST           ABSTAIN

   Melvin H. Baskin        4,971,236         1,325            454,057

   Robert M. Wilson        4,972,136         1,325            453,157

   Dr. James F. Robeson    4,974,736         1,325            450,557


The following directors' terms of office continue until the annual meeting of the Company's shareholders to be held in 2000: Messrs. Jerry L. Kirby, Howard W. Smith, Gilbert P. Williamson, and Donald C. Wright. Additionally, an amendment to the Roberds Inc. Stock Incentive Plan to increase the number of shares subject to the plan was approved upon a vote as follows:

For                    3,765,951

Against                  593,245

Abstain                   23,770

Broker Non-Vote        1,043,652

ITEM 5.  OTHER INFORMATION

In October 1998, The Nasdaq Stock Market ("Nasdaq") informed the Company that it failed to meet one of the requirements for continued listing on the Nasdaq National Market tier, specifically the requirement that at least $5 million of stock be held by individuals other than officers, directors, and those who own more than ten percent of the Company's outstanding shares. The Company appealed the Nasdaq's determination, and requested additional time to meet the requirement. On June 21, 1999, Nasdaq ruled that the Company failed to present a definitive plan that will enable it to regain compliance with the market value of public float requirements within a reasonable period of time. As a result of Nasdaq's determination, trading of the Company's stock was moved from the Nasdaq National Market tier to the Nasdaq SmallCap Market. In order to remain listed on that market, the Company was required to complete an application for listing and demonstrate to Nasdaq that the Company meets the SmallCap requirements. The Company has submitted the required application and believes that it meets the requirements for continued listing on the SmallCap Market, though Nasdaq has not yet ruled on the application.

On May 15, 1999 the commissioned sales associates in the Company's Ohio region voted to be represented by the United Food and Commercial Workers, Local 1099 ("UFCW"), at an election supervised by the National Labor Relations Board. The Company and the UFCW are bargaining toward an agreement. It is not possible to predict when an agreement might be reached with the employees and the effect, if any, on the Company's financial position or operating results.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) See exhibit index.

         (b) There were no reports filed by the Company on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Roberds, Inc.
                                    (Registrant)


Date July  29, 1999                           /s/ Robert M. Wilson
    -----------------------------            ---------------------
                                             Robert M. Wilson
                                             President
                                             Chief Administrative Officer


Date July 29, 1999                            /s/ Michael A. Bruns
    -----------------------------            ---------------------
                                             Michael A. Bruns
                                             Vice President
                                             Controller
                                             Chief Accounting Officer

                                  EXHIBIT INDEX




Exhibit Number                              Description
--------------                              -----------
10.1                                        First Amendment to Loan and Security Agreement

10.11                                       Amended and Restated Employment Agreement,  dated as of April 30, 1999, between
                                            Registrant and Billy D. Benton,  Executive Vice President - General Merchandise
                                            Manager

27.1                                        Financial data schedule