Form 10-Q
period 1999-09-30
ROBERDS INC
filed 1999-11-18
CIK 912952

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On November 12, 1999, 6,240,958 common shares, without par value, were outstanding.

                          ROBERDS, INC. AND SUBSIDIARY

                                      INDEX


                                                                   PAGE
                                                                  NUMBER
                                                                  ------
PART 1.  FINANCIAL INFORMATION:


         ITEM 1.   Financial Statements:

         Condensed Consolidated Balance Sheets -
           September 30, 1999 and December 31, 1998                 3

         Condensed Consolidated Statements Of
           Operations - Three and Nine Months Ended
           September 30, 1999 and 1998                              4

         Condensed Consolidated Statements
           of Cash Flows - Nine Months Ended
           September 30, 1999 and 1998                              5

         Notes to Condensed Consolidated
           Financial Statements                                     6

         ITEM 2.  Management's Discussion
                  and Analysis of Financial
                  Condition and Results
                  of Operations                                     9

         ITEM 3.  Quantitative and Qualitative
                  Disclosures About Market Risk                    15


PART II. OTHER INFORMATION:


         ITEMS 1-4. Inapplicable                                   16

         ITEM 5. Other Information                                 16

         ITEM 6. Exhibits and Reports
                 on Form 8-K                                       16

                          ROBERDS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                             SEPTEMBER 30     DECEMBER 31
                                                 1999            1998
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                   $     750      $     932
  Receivables:
    Customers                                       784            921
    Vendors and other                             2,156          2,390
  Merchandise inventories                        43,160         43,937
  Refundable income taxes                            66          2,360
  Prepaid expenses and other                      1,771          1,983
                                              ---------      ---------
          Total current assets                   48,687         52,523

Property and equipment, net                      89,700         92,085
Certificates of deposit, restricted               2,353          2,331
Other assets                                      1,748          1,269
                                              =========      =========
                                              $ 142,488      $ 148,208
                                              =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable                            $  15,089      $  14,130
  Accrued expenses                                7,934         11,510
  Customer deposits                              11,649         11,573
  Litigation                                      1,271          1,271
  Deferred warranty revenue-current               1,825          2,580
  Current maturities of long-term debt            6,755          2,945
                                              ---------      ---------
          Total current liabilities              44,523         44,009

  Long-term debt including capital leases        70,072         70,065
  Deferred rent                                   1,850          1,831
  Deferred warranty revenue                       1,361          2,631

SHAREHOLDERS' EQUITY:
  Common stock                                      624            611
  Additional paid-in capital                     32,542         32,332
  Deficit                                        (8,484)        (3,271)
                                              ---------      ---------
         Total shareholders' equity              24,682         29,672
                                              ---------      ---------
                                              $ 142,488      $ 148,208
                                              =========      =========



      See notes to condensed consolidated financial statements.

                          ROBERDS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        SEPTEMBER 30                  SEPTEMBER 30
                                                     1999           1998           1999           1998

NET SALES AND SERVICE REVENUES                    $  70,810      $  78,696      $ 212,193      $ 231,102

COST OF SALES                                        46,857         53,236        137,331        157,865
                                                  ---------      ---------      ---------      ---------
     Gross profit                                    23,953         25,460         74,862         73,237

SELLING, DELIVERY AND ADMINISTRATIVE EXPENSES        26,963         27,096         80,440         79,562
INTEREST EXPENSE, NET                                 1,765          1,794          5,201          5,278
FINANCE PARTICIPATION INCOME                           (594)          (816)        (2,007)        (2,359)
OTHER INCOME, NET                                      (834)          (884)        (3,559)        (2,634)
                                                  ---------      ---------      ---------      ---------

LOSS BEFORE TAX BENEFIT                              (3,347)        (1,730)        (5,213)        (6,610)

INCOME TAX BENEFIT                                                    (580)                       (2,270)
                                                  ---------      ---------      ---------      ---------

NET (LOSS)                                           (3,347)       ($1,150)     (  $5,213)       ($4,340)
                                                  =========      =========      =========      =========

BASIC AND DILUTED NET (LOSS) PER COMMON SHARE     ($   0.54)        ($0.19)        ($0.84)        ($0.72)
                                                  =========      =========      =========      =========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  BASIC AND DILUTED                                   6,214          6,076          6,172          6,050
                                                  =========      =========      =========      =========



See notes to condensed consolidated financial statements.

                          ROBERDS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                  NINE MONTHS ENDED
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    SEPTEMBER 30
                                                                 1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     ($5,213)      ($4,340)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                              6,297         6,607
      LIFO reserve                                                 200           650
      Changes in assets and liabilities, net                      (983)          217
                                                              --------      --------
      Net cash provided by operating activities                    301         3,134

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                          (2,409)       (1,145)
  Proceeds from sales of fixed assets                              160            47
  Other                                                           (348)          126
                                                              --------      --------
      Net cash used in investing activities                     (2,597)         (972)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                   (19,842)       (4,828)
  Proceeds from long-term debt                                  22,101         1,200
  Net proceeds from issuance of common shares                      131           164
  Debt issuance costs                                             (276)          (31)
                                                              --------      --------
      Net cash provided by (used in) financing activities        2,114        (3,495)
                                                              --------      --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (182)       (1,333)
CASH AND CASH EQUIVALENTS - Beginning of period                    932         2,494
                                                              --------      --------
CASH AND CASH EQUIVALENTS - End of period                     $    750      $  1,161
                                                              ========      ========
CASH PAID (REFUNDED) FOR:
  Interest                                                    $  5,278      $  5,265
                                                              ========      ========
  Income taxes                                                 ($2,294)      ($2,239)
                                                              ========      ========
NON-CASH TRANSACTIONS:
  Issuance of common shares to the Roberds, Inc. Employee
    Profit Sharing and Retirement Savings Plan                $     94      $     87
                                                              ========      ========
  Capital Lease                                               $  1,558
                                                              ========      ========


See notes to the condensed consolidated financial statements

                          ROBERDS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS EXCEPT SHARE DATA)



A. BASIS OF PRESENTATION

The consolidated balance sheet at December 31, 1998 is condensed from the audited financial statements. The accompanying unaudited condensed consolidated balance sheet at September 30, 1999, the condensed consolidated statements of operations for the three and nine months ended September 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998, have been prepared by the Company in accordance with generally accepted accounting principles and in the opinion of management include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of results of operations for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1998 included in Form 10-K. The results of operations for the nine months ended September 30, 1999 may not be indicative of the results for the year ending December 31, 1999.

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses in each of the three prior years and the current year. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. Management of the Company believes improved controls over selling prices and an increased focus on add-on services to customers combined with expense reductions will result, ultimately, in operating profits. However, management cannot provide any assurance that these events will occur or that the Company will return to profitability.

B. DEBT

                                              SEPTEMBER 30  DECEMBER 31
                                                  1999        1998

Mortgage notes payable                          $42,415     $44,138
Revolving line of credit                         22,100      17,500
Capital lease obligations                        12,312      11,372
                                                -------     -------
                                                 76,827      73,010
Less current maturities                           6,755       2,945
                                                -------     -------
                                                $70,072     $70,065
                                                =======     =======


During the second quarter of 1999, the Company took delivery of a new computer hardware and software system, which was financed by a $1,558 capital lease. The lease requires payments of $49 per month for 36 months.

In March 1999, the Company refinanced its revolving line of credit. The refinanced line expires in February 2004. The amount available under the line is limited to the lesser of: (a) $30,000 or (b) an amount based upon a percentage of eligible inventory, which varies seasonally. At September 30, 1999, $24,075 was available under the line, of which $22,100 was outstanding. The line of credit bears interest at either the bank's base rate (8.25% at September 30, 1999) or LIBOR plus 2.25% (7.73% at September 30, 1999) at the option of the Company.

The line of credit includes certain restrictive covenants including, among others, limitations on capital expenditures, and the aggregate amount of funded debt. The line prohibits the payment of dividends. The line also requires the maintenance of a minimum fixed-charge-coverage ratio, which becomes increasingly restrictive over time. Several of the Company's mortgage notes payable also include restrictive covenants, including the maintenance of maximum debt to net worth ratios and a requirement to maintain a minimum of tangible net worth. During the third quarter of 1999, at the Company's request, two of the mortgage holders reduced the required minimum tangible net worth to $20,000.

At September 30, 1999, the Company was in violation of the minimum fixed-charge coverage ratio related to the line of credit. In November 1999, the bank waived the violation of the minimum fixed charge-coverage ratio, eliminated the covenant for October and November 1999, and relaxed the requirement for the periods subsequent to November 1999. The bank also increased the rate of interest the line bears by .25%. In order to comply with the amended fixed-charge coverage covenant, the Company must improve operations from those experienced in the third quarter of 1999. The Company also failed to meet the tangible net worth minimum required by one of its mortgage loans. In November 1999, the required minimum net worth was reduced to $20,000 by the mortgage lender. Accordingly, the above borrowings have been included in long-term obligations in accordance with their scheduled maturities.

C. NET SALES AND SERVICE REVENUE

Net sales and service revenue includes the following products:

                  THREE MONTHS ENDED         NINE MONTHS ENDED
                     SEPTEMBER 30              SEPTEMBER  30
                   1999        1998          1999         1998
Furniture       $ 28,802     $ 29,909     $ 88,624     $ 88,978
Bedding            9,850       11,036       28,734       31,719
Appliances        15,982       19,321       46,534       57,111
Electronics       11,468       13,078       34,187       37,521
Other              4,708        5,352       14,114       15,773
                ========     ========     ========     ========
                $ 70,810     $ 78,696     $212,193     $231,102
                ========     ========     ========     ========

D. BUSINESS SEGMENTS

The Company has identified the three geographic market areas in which it operates as segments. A summary of the Company's operations by segment follows:

                  THREE MONTHS ENDED           NINE MONTHS ENDED
                     SEPTEMBER 30                SEPTEMBER 30

                         EARNINGS (LOSS)               EARNINGS (LOSS)
                          BEFORE INCOME                    BEFORE
             NET SALES       TAXES         NET SALES    INCOME TAXES
1999
----
Ohio        $  32,329        ($1,064)     $  97,987      $     568
Georgia        23,786         (1,188)        69,562         (2,314)
Florida        14,695         (1,095)        44,644         (3,467)
            ---------      ---------      ---------      ---------
            $  70,810        ($3,347)     $ 212,193        ($5,213)
            =========      =========      =========      =========

1998
----
Ohio        $  37,594      $     555      $ 112,936      $   2,164
Georgia        25,229           (951)        71,255         (3,468)
Florida        15,873         (1,334)        46,911         (5,306)
            ---------      ---------      ---------      ---------
            $  78,696        ($1,730)     $ 231,102        ($6,610)
            =========      =========      =========      =========

Included in the operating results of the Company's segments are certain corporate and non-segment expenses that have been allocated to the segments. For the nine months ended September 30, 1999, segment earnings (loss) before income taxes include $1,102 of life insurance proceeds from the death of the Company's chairman. The proceeds were allocated to each segment utilizing the same methodology that is utilized to allocate corporate and non-segment expenses. The Ohio segment earnings for the nine months ended September 30, 1998 include a refund of premiums of $1,053 to all participants in the State of Ohio's workers' compensation fund.

E. INCOME TAXES

Income tax benefit for the nine months ended September 30, 1998 consists of the following:

Currently refundable:
    Federal                       ($2,489)
    State and Local                   (96)
                                  -------
                                   (2,585)
Deferred                              315
                                  =======
                                  ($2,270)
                                  =======


No tax benefit was recognized on the loss for the three and nine months ended September 30, 1999 because a valuation reserve was provided for all deferred tax benefits, including the net operating loss carryforward generated during 1999. The reserve was deemed necessary as a result of the uncertainty of the recoverability of such tax benefits.

F. LITIGATION

In 1994, the Ohio Bureau of Workers' Compensation ("Bureau") completed an examination of the Company's 1992 and 1993 Ohio workers' compensation tax returns. As a result of that audit, the Bureau issued an assessment against the Company for approximately $1,000. As a result of the Company's appeals and an adjustment received in 1995, the assessment was reduced to $871. The assessment was based on the Bureau's reclassification of the majority of the Company's Ohio employees into higher rate classifications. In January 1997, the Company lost its appeal of the assessment in the Ohio Court of Appeals, and in August 1999 the Ohio Supreme Court ruled against the Company in its final appeal.

The Company paid the 1992 -1993 assessment in May 1998 as part of a one-time refund of premiums to all participants in the workers' compensation fund. The Company has accrued the interest owed on the 1992-1993 assessment and the estimated amount of additional taxes that would be caused by a reclassification of employees for the period from January 1994 through June 1996 consistent with the Bureau's position.

                          ROBERDS, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (DOLLAR AMOUNTS IN THOUSANDS)


RESULTS OF OPERATIONS

The first nine months of 1999 resulted in a loss before tax benefit of $(5,213) as compared to a loss before tax benefit of $(6,610) for the first nine months of 1998. Sales for the three months ended September 1999 declined to $70,810 from $78,696 for the three months ended September 1998, a 10.0 percent decrease. Sales for the first nine months of 1999 declined to $212,193 from $231,102 for the first nine months of 1998, a 8.9 percent decrease. All stores were comparable in 1999.

The percentage decreases in total and comparable sales by market area were as follows:

                          THREE MONTHS ENDED    NINE MONTHS ENDED
                            SEPTEMBER 30          SEPTEMBER 30

Ohio                           (14%)                  (13%)
Georgia                         (6)                    (2)
Florida                         (7)                    (5)

During the third quarter of 1999, the Company was involved in negotiation of a labor contract with its sales force in the Ohio region, the Company's largest region. During the negotiations, the union called for a boycott of the Company's Ohio stores, and the sales associates were distracted by the bargaining. In addition, the Company mounted a significant promotion in August 1999 that was not successful. These factors contributed to the decline in comparable store sales in Ohio for the three months ended September 1999.

Sales by major product category as a percentage of total sales were as follows:

                THREE MONTHS ENDED          NINE MONTHS ENDED
                   SEPTEMBER 30               SEPTEMBER 30
                1999          1998         1999          1998
Furniture        41%           38%          42%           38%
Bedding          14            14           13            14
Appliances       22            24           22            25
Electronics      16            17           16            16
Other             7             7            7             7
                ===           ===          ===           ===
                100%          100%         100%          100%
                ===           ===          ===           ===

Furniture sales continued to increase as a percentage of total sales as the Company continued to increase its emphasis of this high margin category. The decline in major appliances as a percentage of total sales reflects a highly competitive retailing environment and a lack of new products in this category. Appliance sales may represent a reduced portion of total sales for the foreseeable future as the Company continues to focus on expanding the higher margin furniture and bedding categories.

For the three months ended September 1999, gross profit was $23,953, or 33.8 percent of sales, as compared to $25,460, or 32.4 percent of sales, for the three months ended September 1998. For the nine months ended September 1999, gross profit was $74,862, or 35.3 percent of sales, as compared to $73,237, or
31.7 percent of sales, for the nine months ended September 1998.

Gross margin percentages by category were as follows:

                          THREE MONTHS ENDED        NINE MONTHS ENDED
                             SEPTEMBER 30             SEPTEMBER 30
                           1999        1998         1999         1998
Furniture                   38%         36%          40%          34%
Bedding                     46          45           46           45
Appliances                  23          21           23           21
Electronics                 16          16           18           17

The increase in gross profit margin percentage of 1.4 and 3.6 percent of sales for the three and nine months ended September 1999, as compared to 1998, reflects the sales floor controls and disciplines that were implemented during the first quarter of 1999, a focus on higher margin products, a reduction in inventory shrinkage, and a decrease in the provision for LIFO. The gross margin percentage for the three months ended September 1999 reflects several price-based promotions, which adversely affected the gross margin percentage and, in the later part of the third quarter of 1999, intense price competition in the Ohio region. The overall gross margin percentage in 1998, and the furniture category gross margin in particular, was adversely affected by the aggressive liquidation at reduced selling prices of certain aged inventories and inventories from vendors that were being de-emphasized or discontinued. This liquidation was completed in the fourth quarter of 1998. The Company expects that the increase in gross margin as a percentage of sales will be maintained through 1999.

For the three months ended September 1999, selling, delivery, and administrative expenses, which include occupancy costs, were $26,963, or 38.1 percent of sales, as compared to $27,096, or 34.4 percent of sales, for the comparable period in 1998. Selling, delivery, and administrative expenses for the nine months ended September 1999 were $80,440, or 37.9 percent of sales, as compared to $79,562, or 34.4 percent of sales, for the comparable period in 1998. The increase as a percentage of sales for the three months ended September 1999, as compared to 1998, resulted from (a) increased advertising and promotional expenses, (b) increased warehouse and store management salaries required to institute various warehouse and store based initiatives, (c) increased commissions to sales associates for sales of higher margin products, (d) increased workers compensation expense, and (e) the effect of fixed costs in light of the Company's decline in comparable store sales. These increases were offset in part by increased delivery fees. In addition to the items mentioned above, selling, delivery, and administrative expenses for the nine months ended September 1999, as compared to 1998, increased due to 1998 including a refund of premiums of $1,053 from the State of Ohio workers' compensation fund.

Interest expense, net of interest income, remained relatively steady for the three and nine months ended September 1999, as compared to 1998, as a result of the average outstanding borrowings remaining relatively constant during those periods.

Finance participation income, which consists of income from participation in the Company's private label credit card program, was $594, or 0.8 percent of sales, for the three months ended September 1999, as compared to $816, or 1.0 percent of sales, for the comparable period in 1998, and was $2,007, or 0.9 percent of sales, for the nine months ended September 1999, as compared to $2,359, or 1.0 percent of sales, for the comparable period in 1998. Participation for the three and nine months ended September 1999 as compared to 1998 declined as a result of ongoing changes in the use of income-generating finance programs compared to longer-term, same-as-cash programs that generate financing expense. These changes may affect the Company's finance participation income in the future.

Other income decreased to $834, or 1.2 percent of sales, for the three months ended September 1999 as compared to $884, or 1.1 percent of sales, for the comparable period in 1998. For the nine months ended September 1999, other income increased to $3,559 or 1.7 percent of sales, as compared to $2,634, or
1.1 percent of sales, for the comparable period in 1998. The majority of other income for the three months ended September 1999 and September 1998 consists of cash discounts and rental income from tenants. Other income in the first nine months of 1999 includes $1,102 of life insurance proceeds received as a result of the death of the Company's chairman.

Loss before income taxes was $5,213, for the first nine months of 1999, compared to a loss before income taxes of $6,610 in 1998. No income tax benefit was provided for 1999, compared to $2,270, or 35% of the loss before taxes, in 1998. No tax benefit was recognized on the loss for 1999 because a valuation reserve was provided for all deferred tax benefits, including the net operating loss carryforward generated during 1999. The reserve was deemed necessary as result of the uncertainty of the recoverability of such tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased to $750 at September 30, 1999, compared to $932 at December 31, 1998. The Company generated $301 of cash from operating activities during the first nine months of 1999. Cash of $3,576 was utilized to reduce accrued expenses reflecting the payment of a portion of the disputed premiums to the Ohio Bureau of Workers Compensation, the timing of the payment of payroll, and a seasonal reduction in accrued sales tax. Cash flow from operating activities benefited by the receipt of $2,294 of refundable income taxes in the first nine months of 1999. The Company expects to generate positive cash flow from operating activities for the remaining portion of 1999.

During the first nine months of 1999, the Company's capital expenditures, excluding capitalized leases, totaled $2,409. These expenditures primarily represented normal replacement and upgrade projects, including the conversion of the former clearance space in the Norcross, Georgia store into an expanded bedding center, the renovation of the electronics area in that store into a state-of-the-art electronics display and, the consolidation of the Company's two existing clearance centers in Atlanta, Georgia into the Forest Park center. During the second quarter of 1999, the Company took delivery of a new enterprise-wide computer hardware and software system, which was financed by a $1,558 capital lease. The installation of that system was completed during the third quarter. The lease requires payments of $49 per month for 36 months.

During the first nine months of 1999, the Company acquired approximately $2,800 of vehicles and warehouse equipment, which were financed by operating leases. The Company has outstanding commitments to acquire additional delivery vehicles totaling approximately $1,300. These vehicles are expected to be financed through operating leases. The Company has no other significant expansion or capital expenditure plans for the balance of 1999 other than normal replacement, repair, and upgrade projects.

One of the mortgage note payable contains a balloon payment, which is due in September 2000. The Company intends to either refinance the obligation with the existing lender or seek alternative financing. Accordingly, the balance of the note payable, $3,229, has been included in current maturities of long-term debt.

In March 1999, the Company refinanced its revolving line of credit. The refinanced line expires in February 2004. The amount available under the line is limited to the lesser of: (a) $30,000 or (b) an amount based upon a percentage of eligible inventory, which varies seasonally. At September 30, 1999, $24,075 was available under the line, of which $22,100 was outstanding. The line of credit bears interest at either the bank's base rate (8.25% at September 30, 1999) or LIBOR plus 2.25% (7.73% at September 30, 1999).

The line of credit includes certain restrictive covenants including, among others, limitations on capital expenditures and the aggregate amount of funded debt. The line prohibits the payment of dividends. The line also requires the maintenance of a minimum fixed-charge-coverage ratio, which becomes increasingly restrictive over time. Several of the Company's mortgage notes payable also include restrictive covenants, including the maintenance of maximum debt to net worth ratios and a requirement to maintain a minimum of tangible net worth. During the third quarter of 1999, at the Company's request, two of the Company's mortgage holders reduced the required minimum tangible net worth to $20,000.

At September 30, 1999, the Company was in violation of the minimum fixed-charge coverage ratio related to the line of credit. In November 1999, the bank waived the violation of the minimum fixed charge-coverage ratio, eliminated the covenant for October and November 1999, and relaxed the requirement for the periods subsequent to November 1999. The bank also increased the rate of interest the line bears by .25%. In order to comply with the amended fixed-charge coverage covenant, the Company must improve operations from those experienced in the third quarter of 1999. Such improvements in operations are expected based upon the Company's business plan. If such improvements are not achieved, the Company will have to renegotiate the covenants in order to remain in compliance. The Company failed to meet the tangible net worth minimum required by one of its mortgage loans. In November 1999, the required minimum net worth was reduced to $20,000 by the mortgage lender. Accordingly, the above borrowings have been included in long-term obligations in accordance with their scheduled maturities.

The Company has no assurance that the contemplated refinancing and renegotiations discussed above, if necessary, will be successful. If such renegotiations are not successful, the Company will seek alternative financing sources. While the Company believes that such financing can be obtained, there can be no assurance that it can be obtained at all, or that it can be obtained on terms or at rates comparable to those in the existing agreement or acceptable to the Company.

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

OUTLOOK

During the remainder of 1999, the Company will continue to focus on improving business operations and customer service. Areas of focus include improving selling-floor disciplines, improving warehouse operations and delivery performance, improving the management of inventory, improving asset utilization, reducing store operating expenses, and turning around comparable store sales. The Company believes these initiatives will yield improvement in the Company's operations during 1999 and beyond.

The Company's principal focus during the balance of 1999 will be the strengthening of its sales force. The Company believes that an experienced, professional sales force is one of the primary elements necessary for its success, and will be a long-term competitive advantage. Therefore the Company will continue to focus its efforts on implementing sales-floor disciplines that will attract, support, motivate, and retain professional sales associates.

The Company's financial performance is influenced by consumer confidence, interest rates, consumer debt, the general level of housing activity, and the general level of economic activity in the United States. Consumers continue to respond best to deep-discount price and finance promotions. This situation is expected to continue to put pressure on comparable store sales, promotional finance expenses, and operating results. If the economy slows and interest rates continue to rise, the competition can be expected to be even more aggressive.

There are a number of changes occurring in the competitive situation in the Company's market areas. During the first quarter of 1999, a regional furniture retailer entered the Dayton market and a regional appliance and electronics retailer entered the Cincinnati market area. These expansions will likely continue to put pressure on comparable store sales and gross margins. In the later part of the third quarter of 1999, the Company began to be impacted by severe price-cutting by several of its competitors in its Ohio region. This situation could adversely affect sales and gross margins.

YEAR 2000 READINESS DISCLOSURE

The Company has reviewed its primary and secondary information systems for Year 2000 issues. The Company's primary management information and credit-card processing systems are provided by third-party vendors that have assured the Company that their systems are Year 2000 compliant. The costs related to the conversion of the credit-card processing system were insignificant. The costs to upgrade the software and hardware for its primary management information system were approximately $1,800, of which $1,558 was financed through a capital lease. The majority of the expenditures were for hardware upgrades to accommodate new software.

The Company has identified several secondary information systems, such as payroll, delivery, telephone, personal computer, and service department systems, that will require software and hardware upgrades and conversions to be Year 2000 compliant. The Company expects these costs to be less than $600. The majority of the costs are expected to be incurred on software to incorporate the Company's service departments into the primary management information system. Approximately $500 of these expenditures has occurred to date. The Company expects to make all such expenditures by late 1999.

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

The expenditures for the hardware upgrades to the primary management information system have been financed through leasing arrangements. The remaining capital expenditures described above will be funded from the Company's on-going maintenance and replacements budget, and are not expected to result in the deferral of any planned expenditures. Based on its assessment of the Year 2000 issue to date, the Company has not developed any contingency plans for the most likely worst case scenario for the failure of major or secondary information systems. In the event one or more merchandise suppliers are not Year 2000 compliant, the Company would shift its purchasing to those suppliers that can supply the Company.

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



ITEM 1.  LEGAL PROCEEDINGS   Not applicable.

ITEM 2.  CHANGES IN SECURITIES     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS None.

ITEM 5.  OTHER INFORMATION

In October 1998, The Nasdaq Stock Market ("Nasdaq") informed the Company that it failed to meet one of the requirements for continued listing on the Nasdaq National Market tier, specifically the requirement that at least $5 million of stock be held by individuals other than officers, directors, and those who own more than ten percent of the Company's outstanding shares. In June 1999, following an appeal by the Company, trading of the Company's stock was moved from the Nasdaq National Market tier to the Nasdaq SmallCap Market. In August 1999, Nasdaq formally approved the Company's stock for listing on the Nasdaq SmallCap Market.

In May, 1999 the commissioned sales associates in the Company's Ohio region voted to be represented by the United Food and Commercial Workers, Local 1099 ("UFCW"). Effective October 3, 1999, the Company and the UFCW entered into a three-year agreement covering wages and working conditions for approximately 180 commissioned sales associates in the Ohio region. The Company does not believe that the contract will have any significant effect on the Company's financial position or operating results.

In November 1999, Teamsters Local 957 petitioned the National Labor Relations Board to hold an election to decide whether the Teamsters should represent the drivers and helpers at the Company's Fairborn, Ohio distribution center. The election will be held November 19, 1999. It is not possible to predict the outcome of the vote or the effect, if any, on the Company's financial position or operating results if the employees vote to be represented by the Teamsters.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    See exhibit index.

         (b) There were no reports filed by the Company on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      Roberds, Inc.
                      (Registrant)


Date November 17, 1999                 /s/ Robert M. Wilson
     -----------------------           ------------------------------
                                       Robert M. Wilson
                                       President
                                       Chief Administrative Officer

Date November 17, 1999                 /s/Gearry Davenport
     -----------------------           ------------------------------
                                       Gearry Davenport
                                       Chief Financial Officer


Date November 17, 1999                 /s/ Michael A. Bruns
     -----------------------           -------------------------------
                                       Michael A. Bruns
                                       Vice President
                                       Controller
                                       Chief Accounting Officer

                                  EXHIBIT INDEX


   Exhibit Number                   Description
   --------------                   -----------

   10.1 First Modification Agreement to the Loan and Security Agreement between Registrant and BankBoston Retail Finance Inc