Form 10-K
period 1999-12-31
ROBERDS INC
filed 2000-03-08
CIK 912952

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

         [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-22702

                                  ROBERDS, INC.

An Ohio Corporation                                      31-0801335
                                            (IRS Employer Identification Number)

                                  P.O. Box 8729
                             Dayton, Ohio 45401-8729
                                 (937) 859-5127

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                        Common Shares, without par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements
for the past 90 days Yes [X]    No [ ]
                        -----     -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

At the close of trading on January 31, 2000, 6,240,958 common shares, without par value, were outstanding. Of these, 3,124,315 common shares were held by non-affiliates of the Registrant, with an aggregate market value of approximately $2,441,652, based upon the average of the high and low trading prices on January 14, 2000, which was the last day the shares traded. Common shares held by each executive officer and director, and by each person who owned five percent or more of the outstanding common shares, were excluded, in that such persons may be deemed to be affiliates. However, such calculation does not constitute an admission or determination that any such officer, director, or holder of more than five percent of the outstanding common shares is in fact an affiliate of the Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2000 annual meeting of shareholders are incorporated into Part III herein by reference.


                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 1 of 128

                                TABLE OF CONTENTS



ITEM 1.   BUSINESS............................................................3


ITEM 2.   PROPERTIES..........................................................12


ITEM 3.   LEGAL PROCEEDINGS...................................................14


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................15


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.......................................................................16


ITEM 6.   SELECTED FINANCIAL DATA.............................................18


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.........................................................20


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........28


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................28


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE..........................................................47


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.......................48


ITEM 11. EXECUTIVE COMPENSATION...............................................51


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......51


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................51


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.....52

                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 2 of 128

                                     PART I


ITEM 1. BUSINESS


GENERAL
-------

Roberds, Inc.(1) is a leading retailer of a broad range of home furnishing products, including furniture, bedding, major appliances, and high technology consumer electronics. During 1999, the Company operated in three geographic segments: the Ohio market, which includes six stores in the greater Dayton, Ohio area and a single megastore in Cincinnati, Ohio; the greater Atlanta, Georgia market, which includes nine stores; and the greater Tampa, Florida market, which included eight stores.

On January 19, 2000, the Company filed for protection under Chapter 11 of the Federal bankruptcy laws, and announced that it was closing its Tampa, Florida market and the Cincinnati, Ohio store, and offering for sale the Atlanta (Buckhead), Georgia store facility. The Company announced that it would focus its efforts on turning around the financial performance in its remaining markets, Dayton, Ohio and Atlanta, Georgia. The Company is operating as a debtor-in-possession under case number 00-30194, Southern District of Ohio, Western Division, Dayton, Ohio.

The Company was incorporated in 1971 under the laws of the State of Ohio. Its executive offices are located at 1100 East Central Avenue, Dayton, Ohio 45449-1888, its mailing address is P.O. Box 8729, Dayton, Ohio 45401-8729, and its telephone number is (937) 859-5127. The Company's common shares trade on the Nasdaq SmallCap Market, under the symbol "RBDSQ." As described in Item 5 below, trading in the Company's shares was halted by Nasdaq following the Company's announcement that it would seek protection under the federal bankruptcy laws.


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

DISTINCTIVE PRODUCT MIX. The Company's product mix is a key element of its operating strategy. Roberds' product mix is distinctive within the retailing industry, and management believes it provides Roberds with several competitive advantages over retailers offering only one or two of the Company's product categories. The Company's major appliance and consumer electronics product lines generate significant store traffic, sales volume, and gross profit dollars,

---------------------
(1) Roberds, Inc. is also referred to herein as "the Company," "Registrant," and "Roberds."


                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 3 of 128
enabling Roberds to price its furniture products more aggressively than competing furniture retailers. The Company's higher-margin furniture and bedding products enable it to offer its appliance and consumer electronics products at prices equal to or below those of its competitors. The Company believes that its mix of products provides a strategic advantage over certain of its competitors.

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

PRODUCT PRICING STRATEGY. The Company's product pricing strategy is to offer its merchandise at competitive prices throughout the year. Roberds shops its competition regularly, and attempts to set its prices equal to or below those of its competitors. At the time of sale, and for 30 days thereafter, the Company guarantees to its customers that its prices are equal to or below those of its competitors.

BROAD SELECTION OF NAME-BRAND MERCHANDISE. The Company sells name-brand products generally recognized by consumers, including many higher quality brands. The Company's stores, which average approximately 60,000 square feet in size, are larger than the stores of many of its competitors. This enables the Company to attractively display a wide variety of products that appeal to a broad range of consumer tastes, incomes, and age groups. As a result, Roberds can offer its customers "one-stop" shopping for almost every home furnishing product, thereby facilitating the purchasing process and reducing the need for comparison shopping.

STORE CONCENTRATION AND EFFICIENCIES. Roberds operates in metropolitan areas of at least one million people. The Company has concentrated multiple stores in order to enhance name recognition, achieve market penetration, and gain economies of scale in distribution, advertising, and management costs. The Company advertises in newspapers, on television and radio, and through direct mail, and is able to benefit from the advertising efficiencies of locating multiple stores within its geographic marketing areas. The Company's "hub and spoke" warehouse and delivery functions also create operating leverage by serving multiple stores from a regional facility.

CORPORATE COMMITMENT TO CUSTOMER SERVICE. The Company gives managers full authority to respond to customer issues. Unlike many of its competitors, Roberds employs commissioned, trained, professional sales associates, who are knowledgeable about the products they sell, and almost all of whom are employed full time by the Company. On in-stock merchandise, the Company offers delivery within two days, for a reasonable charge, seven days per week. Roberds offers same-day and next-day delivery service on selected merchandise. Roberds has a competitive policy on replacements and returns. Roberds removes the customer's old merchandise free of charge. In addition, Roberds offers service contracts that provide additional warranty coverage beyond that which is provided by the manufacturer.

OPERATIONS. The Company has experienced operating losses in each of the last four years. The Company is implementing a series of changes in its operating strategy and the day-to-day execution of its business that are designed to improve its operating results. These changes are outlined throughout this Report, and are summarized below in Management's Discussion and Analysis of Financial Condition and Results of Operations-Outlook.


EXPANSION STRATEGY
------------------

ENTRY INTO NEW MARKETS. The Company has no plans to enter new markets during 2000.

RELOCATION OR EXPANSION WITHIN EXISTING MARKETS. The Company believes that the growth of the Atlanta, Georgia area may present opportunities to relocate one or more of its existing Atlanta area stores, and may also present opportunities for new locations. The Company is exploring such relocations and expansions during for possible implementation


                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 4 of 128
in 2001 and beyond. However, the Company's ability to relocate or expand is constrained by its financial condition and its line of credit.

STORE RENOVATIONS. The Company periodically renovates and upgrades its existing stores to keep them fresh and to support changes in its product offerings. In October 1999, Roberds opened a state-of-the-art electronics display in its Norcross, Georgia store. During the third quarter of 1999, the Company opened a Roberds Mattress Outlet in a vacant building in the parking lot of the Forest Park, Georgia store. In addition, the two clearance centers that had been operating within existing stores in the Atlanta market were consolidated into a single, new clearance center located in space adjacent to the full-line Forest Park store.

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

BEDDING PRODUCTS. The Company offers products from Sealy, Serta, and Simmons, the three largest manufacturers of bedding sold in the United States, as well as Stearns & Foster. Bedding products include wooden and brass bed

                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 5 of 128
frames, mattresses, box springs, water beds, and futons. The brand names sold by the Company cover the full range of bedding quality, except that the Company does not compete in the private-label segment.

MAJOR APPLIANCE PRODUCTS. Roberds' major appliance products include refrigerators, freezers, ranges, washers, dryers, dishwashers, trash compactors, disposals, room air conditioners, microwave ovens, dehumidifiers, and vacuum cleaners. The Company also sells some specialty appliance products such as under-counter refrigerators, built-in appliances, and cooktops. Roberds carries the major appliance brands sold in the United States, ranging in price from moderately low to very high. Major appliance brands carried by the Company include Amana, Frigidaire, General Electric, JennAir, KitchenAid, Maytag, and Whirlpool, among others.

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

Roberds has dedicated "home theater" displays in its stores. This merchandising concept blends stereo televisions with supplemental audio equipment, to give the consumer a movie viewing experience comparable to that enjoyed in theaters. Because of its ability to offer these products together with complementary furniture products, particularly entertainment centers and recliners and other "motion" furniture, Roberds believes that it is well positioned to capitalize on the home theater merchandising concept. The Company has added high-definition television ("HDTV") and plasma television to its product line, and has identified digital products as a source for revenue growth.

OTHER. Selected floor-covering products are offered in the Ohio market.


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


CUSTOMER PROFILE
----------------

Roberds targets consumers who are 25 to 54 years of age, are married, and have annual household incomes greater than $30,000. The Company believes such customers are typically interested in purchasing high-quality merchandise at prices that provide good value. Management also believes that Roberds has a high proportion of repeat shoppers.

                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 6 of 128

CUSTOMER SERVICE AND CONVENIENCE
--------------------------------

The Company stresses superior customer service. Store managers have broad discretion to meet customers' needs. Roberds' stores are open 362 days each year. The stores are open from 10:00 a.m. to 9:00 p.m., Monday through Saturday, and 11:00 a.m. to 6:00 p.m., Sundays, providing ample opportunity for customers to shop. Store hours are extended during peak selling seasons. Roberds employs commissioned, trained, professional sales associates who are knowledgeable about the products they sell, and almost all of whom are employed full time by the Company.

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


HOME DELIVERY SYSTEM
--------------------

Roberds believes that its system for delivery of merchandise to its customers is convenient for the customer and a strategic advantage. At the time of purchase, customers can elect to take in-stock merchandise with them or schedule it for delivery. Over 80 percent of the merchandise sold is delivered. If the customer wants to arrange a delivery, it is scheduled at the time of sale, on the sales floor, when the customer specifies a date for delivery. Full delivery service is available Monday through Saturday, to provide maximum convenience for the customer, and Sunday delivery service is offered throughout most of the year. Typically, the customer can schedule deliveries of in-stock merchandise within two days after the sale, and the Company offers same-day and next-day delivery on selected products.

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


                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 7 of 128

Vendors provide the Company with substantial incentives in the form of cash discounts, volume rebates, promotional payments, and cooperative advertising funds. The aggregate amount of these incentives was approximately $12.3 million in 1999, $16.4 million in 1998, and $16.7 million in 1997. The decline in incentives in 1999, as compared to 1998, was primarily due to a decline in the volume of purchases by the Company, and a shift by the Company to products that do not carry such incentives but have lower acquisition costs. There can be no assurance that vendor incentives will continue at the current level. A delay or reduction in, or discontinuance of, these vendor incentives could have a material adverse effect on the Company.

Access to certain vendors and brand names is important to the Company's continued success. The loss of a significant or well-known vendor, such as General Electric or Broyhill, could have a material adverse effect on the Company.


DISTRIBUTION
------------

The Company operates a single distribution center in each of its market areas. All merchandise is initially received into, and controlled in, a central warehouse in each market. Smaller merchandise items, such as small televisions and VCRs, which can be picked up by the customer, are then redistributed to the stores for customer pick-up. Each store maintains warehouse space to facilitate such customer pick-ups. Management believes this "hub and spoke" arrangement allows for prompt product delivery and efficient distribution.

The Company tags and barcodes all merchandise at the time of arrival in its warehouse centers. The movement of merchandise through the warehouse is tracked by the Company's barcode process. The Company cycle-counts inventory on a scheduled basis and performs physical inventories periodically.


MANAGEMENT INFORMATION SYSTEMS
------------------------------

Roberds utilizes a fully integrated, enterprise-wide management information system for inventory, merchandising, and certain accounting functions. The system was purchased from, and is maintained by, the largest software provider to the furniture retailing industry. During 1999, the Company upgraded its hardware and software to accommodate growth, gain efficiencies, and become Year 2000 compliant.

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

                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 8 of 128

CUSTOMER CREDIT PROGRAMS
------------------------

The Company offers qualified customers a private-label charge card administered by GE Card Services ("GE"), formerly known as Banc One Private Label Credit Services. According to GE, at December 31, 1999, the Company had more than 420,000 private-label charge card accounts that generated sales of approximately $131 million in 1999. Such sales represent approximately 46 percent of the Company's net sales and service revenues for 1999. The credit approval and servicing process is administered by GE, which issues customer account cards embossed with the Roberds logo. Roberds receives income from such accounts, based on the difference between: (i) the interest rate charged to the customer, and (ii) GE's cost of funds plus an administrative charge. As part of its arrangement with GE, Roberds funds a reserve account designed to cover a portion of the bad debt losses incurred by GE. All credit losses in excess of the reserve account are the responsibility of GE. To the extent the Company utilizes GE for programs other than its standard 90-days, same-as-cash program, the Company pays a fee to GE for such programs.

As a result of this arrangement, Roberds holds no significant consumer receivables and bears no credit risk beyond the fixed amount contributed to GE's bad debt reserve. Because a significant portion of the Company's sales are financed by consumers, the lack of availability of consumer credit programs, or a significant increase in the cost of such programs, could have a material adverse effect on the Company. GE is the sole provider of consumer financing to the Company's customers.

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

One national furniture retailer entered the Dayton market in January 1999. A regional appliance and electronics retailer entered the Cincinnati, Ohio and Richmond, Indiana markets in 1999. Several national retailers operating in the Company's markets have continued to expand within those markets. Several national department store chains are experimenting with freestanding furniture, appliance, and electronics formats, and some of those retailers have entered the Company's markets. These competitors may generate additional competition in the furniture segment.

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

                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                  Page 9 of 128

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


BACKLOG
-------

The Company's backlog of sales (sales orders written but not yet delivered) was approximately $6.4 million at December 31, 1999, compared to $8.9 million at December 31, 1998.


EMPLOYEES
---------

At January 31, 2000, the Company had approximately 1,700 employees, substantially all of whom were full time, including approximately 520 in sales and sales management, 500 in office and administrative capacities, and 680 in warehouse, service, and delivery functions. The Company has never experienced a work stoppage due to labor difficulties. The Company considers its relations with its employees to be good.

In May 1999, the commissioned sales associates in the Company's Ohio region voted to be represented by the United Food and Commercial Workers, Local 1099 ("UFCW"). Effective October 3, 1999, the Company and the UFCW entered into a three-year agreement covering wages and working conditions for approximately 180 commissioned sales associates in the Ohio region. The Company does not believe that the contract will have any significant effect on the Company's financial position or operating results.

In November 1999, the drivers and helpers at the Company's Fairborn, Ohio distribution center voted to be represented by Teamsters Local 957. The Company is negotiating an agreement with the Teamsters. It is not possible to predict the outcome of the negotiations or the effect of an agreement, if any, on the Company's financial position or operating results.


SUBSIDIARIES
------------

Roberd Insurance Agency, Inc. is a wholly owned subsidiary of the Company, is a licensed insurance agency under Ohio law, and earns a commission on credit insurance sold by the Company.

                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 10 of 128

TRADEMARKS AND LICENSES
-----------------------

The trademarks ROBERDS(R), THE BIG ONE(R), EMPLOYEE PRICE SALE(R), BACK DOOR SALE(R), ROBERDS GRAND FURNITURE APPLIANCES ELECTRONICS(R), BOTTOM LINE . . . IT COSTS LESS AT ROBERDS(R), and DOUBLE THE DIFFERENCE(R) are registered by the Company with the United States Patent and Trademark Office. Roberds has an application pending to register HOME THEATER SOLUTIONS @ ROBERDS(TM), and has an application pending to renew its registration Of AMERICA'S NAME BRAND HEADQUARTERS(TM), which expired. Roberds does not license any intellectual property to other parties. Roberds does not license any intellectual property from others, except for computer software, principally for use in the Company's management information system described elsewhere in this Report, and the trademarks of certain of its vendors that permit Roberds to utilize their trademarks in connection with the promotion and sale of the vendors' products.

                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 11 of 128

ITEM 2. PROPERTIES


Roberds' facilities are strategically located on major thoroughfares and many are near interstate highways. Many stores are free-standing facilities, and all have ample parking. The following table sets forth information regarding the Company's stores and warehouses in each of its markets, at December 31, 1999:


                                                SHOWROOM      WAREHOUSE       OWNED/
REGION                          YEAR OPENED    SQUARE FEET   SQUARE FEET      LEASED
------                          -----------    -----------   -----------      ------

OHIO
----
West Carrollton, Ohio store        1971          145,000        15,000      Leased(1)
West Carrollton, Ohio offices      1974                                     Leased(1)
Piqua, Ohio                        1983           56,000         4,000      Leased(1)
Springfield, Ohio                  1985           50,000        16,000      Leased(1)
Richmond, Indiana                  1988           55,000         4,000      Leased(1)
Vandalia, Ohio                     1989          139,000        20,000      Owned
Beavercreek, Ohio                  1995           63,000         5,000      Owned
Fairborn, Ohio                     1996                        480,000      Owned
Springdale, Ohio                   1996          250,000        64,000      Leased(4)

GEORGIA
-------
Norcross, Georgia                  1979           75,000        13,000      Leased
Marietta, Georgia(2)               1984           59,000         4,000      Leased(1)
Forest Park, Georgia(2)            1987          110,000         4,000      Leased(1)
Roswell, Georgia                   1990           56,000         4,000      Leased
Doraville, Georgia                 1994                        217,000      Leased
Gainesville, Georgia               1994           71,000        10,000      Leased
Douglasville, Georgia(3)           1994           64,000         4,000      Owned
Athens, Georgia                    1995           62,000         4,000      Owned
Fayetteville, Georgia              1995           62,000         4,000      Owned
Atlanta (Buckhead), Georgia        1996           70,000         6,000      Owned(4)

FLORIDA
-------
Tampa, Florida                     1985           73,000         9,000      Owned(4)
Bradenton, Florida                 1986           53,000         4,000      Leased(4)
Clearwater, Florida                1986           52,000         4,000      Leased(4)
North Tampa, Florida               1990           50,000         5,000      Owned(4)
Brandon, Florida                   1990           49,000         5,000      Leased(4)
Seminole, Florida                  1993           81,000         6,000      Leased(4)
Brandon, Florida                   1994                        159,000      Leased(4)
Sarasota, Florida                  1994           50,000         5,000      Leased(4)
Port Richey, Florida               1995           60,000         6,000      Owned(4)
                                               ---------     ---------

         Total                                 1,855,000     1,081,000
                                               =========     =========


                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 12 of 128

(1) Facilities leased from entities controlled by one or more of the Initial Shareholders. See Item 13 of this Report, Certain Relationships and Related Transactions.
(2) The facilities in Marietta, Georgia include approximately 14,000 square feet, and in Forest Park, Georgia approximately 8,000 square feet, not included in the table above, leased, or available to lease, to third party commercial and retail tenants.
(3) The Douglasville, Georgia store includes approximately 17,000 square feet not included in the table above, leased to third parties.
(4) In January 2000, the Company announced that these stores would be closed as part of its filing under Chapter 11 of the Federal bankruptcy laws and its plan to reorganize.


In October 1999, portions of the Norcross, Georgia store were renovated into a state-of-the-art high-technology electronics product display. In addition, the portion of the store that had been used as a clearance center was renovated into a new display area, primarily for bedding products. The merchandise that had been displayed in the clearance area was relocated to the Forest Park, Georgia store.

In the third quarter of 1999, the Company relocated and expanded the clearance center that had been located in the Forest Park, Georgia complex, into new space within the complex that had been available for rent to third parties. The Company opened Roberds Mattress Outlet in the former clearance space. Upon completion of these changes and upgrades, the Company occupied the entire Forest Park complex, except for approximately 8,000 square feet leased or available for lease to third parties.

The stores leased from unaffiliated third parties generally involve an initial lease term of ten to fifteen years, followed by a series of options to extend. While most of these leased stores have rent escalation clauses, the majority have no percentage-rent clauses.

As indicated in the table above, the Company leases seven of its properties from the Initial Shareholders(2) or entities controlled by one or more of them. These properties include many of the Company's highest volume stores. The leases on these properties expire in the years 2004 through 2017. Upon the expiration of these leases, there can be no assurance that the Company can reach agreement with the Initial Shareholders on the terms for the renewal of the leases or that the Initial Shareholders will be willing to renew the leases.

At December 31, 1999, the Company was in default on substantially all real property leases because timely payment was not made. As a result, in most cases, landlords have the right to cancel the lease and take possession of the property. The Company may also be subject to penalties. As part of the bankruptcy proceedings, all executory contracts, including lease obligations, may be assumed or rejected. The Company is currently in the process of reviewing leases for assumption or rejection.


---------------------
(2) The Company's Initial Shareholders were Messrs. Kenneth W. Fletcher, Donald
C. Wright, and Howard W. Smith, who held all of the Company's outstanding common shares immediately prior to the initial public offering in 1993. Upon Mr. Fletcher's death in January 1999, his shares moved into the hands of his estate and into a trust for the benefit of his spouse. Further references in this Report to the Initial Shareholders include the estate and trust as the context requires. See also Item 12 of this Report, Security Ownership of Certain Beneficial Owners and Management.

                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 13 of 128

ITEM 3. LEGAL PROCEEDINGS


GENERAL
-------

In 1994, the Ohio Bureau of Workers' Compensation ("Bureau") completed an examination of the Company's 1992 and 1993 workers' compensation returns. After adjustments, the Bureau assessed $871,000 against the Company, based on the Bureau's reclassification of the majority of the Company's Ohio employees into higher rate classifications. After a series of administrative and judicial appeals by the Company, in August 1999 the Ohio Supreme Court ruled against the Company in its final appeal. In 1998, the Company paid the $871,000 principal amount of the 1992-1993 assessment. The Company has accrued $168,000 of interest owed on the 1992-1993 assessment, which it expects to pay in 2000, as well as the estimated amount of additional taxes that would be caused by a reclassification of employees for the period from January 1994 through June 1996, consistent with the Bureau's position for 1992-93.

In the ordinary course of its business, the Company is from time to time a party in certain legal proceedings. In the opinion of management, the Company is not party to any litigation, other than those described in this Item 3, that would have a material adverse effect on its operations or financial condition if the proceeding was determined adversely to the Company.

On January 19, 2000, the Company filed for protection under Chapter 11 of the Federal bankruptcy laws. It is not clear how long the Company may have to remain under the protection of such laws, or whether the Company can successfully emerge from bankruptcy protection.


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

In 1993, the Company and the partnership engaged an environmental consultant to conduct certain tests of the Parcel to attempt to determine the location of the landfill, its proximity to the Company's store, and certain other information. The consultant issued its report in 1994. Among other things, it concluded that the building in which the store operates is not located on, or immediately adjacent to, the site of the former landfill.

In 1994, Messrs. Fletcher and Wright withdrew the Springfield property from the Fletcher-Wright partnership and contributed it to Springfield Properties, Inc., an Ohio corporation owned by Messrs. Fletcher and Wright. The lease between Roberds, Inc. and Fletcher-Wright was assigned to, and assumed by, Springfield Properties, Inc.



                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 14 of 128

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

The Springfield site also included a gas station and car wash that were operated for many years by a third-party tenant, under an agreement with the Fletcher-Wright partnership. The Company was not a party to that agreement. In December 1998, that operator abandoned the facilities and informed Springfield Properties, Inc. that it did not intend to upgrade the underground gasoline tanks that were on the site to comply with federal and state regulations requiring such an upgrade. Late in 1999, Springfield Properties, Inc. removed the abandoned tanks and demolished the former gas station and car wash.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 15 of 128

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's shares trade on the Nasdaq SmallCap Market, under the symbol "RBDSQ." The following table sets forth the high, low, and closing prices for trading in the Company's common shares, as reported on The Nasdaq Stock Market, for each quarter in fiscal 1999 and 1998.

                 First          Second             Third           Fourth
                Quarter         Quarter           Quarter          Quarter
                -------         -------           -------          -------
1999
----
High            $3.33            $3.13             $2.19            $2.63

Low              1.69             1.88              1.00             0.50

Close            2.31             2.00              1.25             1.44

1998
----
High            $4.50            $3.50             $4.25            $3.00

Low              2.13             2.38              1.50             1.50

Close            3.00             2.63              2.50             2.06

Such quotations include inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily reflect actual transactions. At the close of trading on January 31, 2000, the Company had approximately 245 shareholders of record. Based upon the quantity of shareholder materials provided to brokerage houses and individual shareholders requesting such materials, the Company estimates that the total number of record and beneficial shareholders at January 31, 2000 was approximately 1,700.

In October 1998, Nasdaq informed the Company that it failed to meet one of the requirements for continued listing on the Nasdaq National Market tier, specifically the requirement that at least $5 million of stock be held by individuals other than officers, directors, and those who own more than ten percent of the Company's outstanding shares. In June 1999, following an appeal by the Company, trading of the Company's stock was moved from the Nasdaq National Market tier to the Nasdaq SmallCap Market. In August 1999, Nasdaq formally approved the Company's stock for listing on the Nasdaq SmallCap Market.

Following the Company's announcement on January 18, 2000 that it would file for protection under Chapter 11 of the Federal bankruptcy laws, Nasdaq suspended trading in the Company's stock. In February 2000, the Company responded to Nasdaq's request for information about the bankruptcy filing and the Company's prospects for the future. The Company expects Nasdaq to convene a hearing on the trading halt, though the timing of such hearing is not known. Nasdaq has not indicated when, or if, it will permit the Company's stock to resume trading.

Through the initial public offering of its common shares in 1993, the Company paid dividends from time to time. In 1998, the Company settled an examination of its 1993 and 1994 federal income tax returns, and accrued $225,000 payable to the Initial Shareholders as the result of that settlement, pursuant to the Tax Indemnification Agreement entered into at the time of the initial public offering. A portion of that accrual was paid during 1999, and a portion remains unpaid and subject to the bankruptcy proceedings. See Notes to the Consolidated Financial Statements included elsewhere in this Report.


                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 16 of 128

Other than reimbursements made pursuant to the Tax Indemnification Agreement, the Company has declared no dividends since the initial public offering of its common shares, and the Board of Directors contemplates no dividends. The Company's revolving line of credit contains a covenant prohibiting the payment of dividends. Therefore, no retained earnings were available for dividends at December 31, 1999.


                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 17 of 128

ITEM 6. SELECTED FINANCIAL DATA

The operations statement data and the balance sheet data presented below have been derived from the Company's consolidated financial statements and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto, and the independent auditor's report thereon, included elsewhere herein. Certain reclassifications have been made in the prior years' selected financial data to conform to the classifications used in 1999. These reclassifications had no effect on the net (loss) earnings or shareholders' equity as previously reported.


OPERATIONS STATEMENT DATA:
---------------------------
(In thousands, except per share data)

                                                         YEAR-ENDED DECEMBER 31
                                     1999           1998           1997           1996           1995
                                     ----           ----           ----           ----           ----
Net revenues                      $ 287,008      $ 318,710      $ 341,703      $ 342,102      $ 301,324
Cost of sales                       189,064        218,497        230,754        238,645        209,320
                                  ---------      ---------      ---------      ---------      ---------
Gross profit                         97,944        100,213        110,949        103,457         92,004
Selling, delivery, and
    administrative expenses         111,874        110,358        111,642        102,043         81,187
Interest expense, net                 6,991          7,224          7,545          5,681          3,500
Litigation                               --             --             --          3,314             --
Finance participation income         (2,528)        (3,032)        (3,217)        (2,451)        (2,489)
Other income, net                    (4,415)        (3,536)        (3,495)        (3,690)        (3,440)
                                  ---------      ---------      ---------      ---------      ---------
(Loss) earnings before income
    taxes                           (13,978)       (10,801)        (1,526)        (1,440)        13,246
Income taxes (benefit)                   --          5,322           (425)          (530)         5,225
Net (loss) earnings               $ (13,978)     $ (16,123)     $  (1,101)     $    (910)     $   8,021
                                  =========      =========      =========      =========      =========

Basic and diluted earnings
  (loss) per share                $   (2.26)     $   (2.66)     $   (0.18)     $   (0.15)     $    1.36
                                  =========      =========      =========      =========      =========
Weighted average shares out-
standing:
    Basic                             6,189          6,065          5,979          5,934          5,898
                                  =========      =========      =========      =========      =========
    Diluted                           6,189          6,065          5,979          5,934          5,919
                                  =========      =========      =========      =========      =========


                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 18 of 128

BALANCE SHEET DATA (AT PERIOD END):
(In thousands)

                                                                 DECEMBER 31
                                        1999          1998           1997           1996           1995
                                        ----          ----           ----           ----           ----
Working capital (1)                 $ (42,641)     $   8,514      $  18,182      $  34,952      $  23,060
Merchandise inventories                36,660         43,937         51,173         62,998         41,377
Property and equipment, net            88,212         92,085         99,364        104,953         81,310
Total assets                          133,482        148,208        172,691        192,208        142,049
Long-term debt, including
   capital leases, less current
   maturities                          29,959         70,065         73,309         90,365         54,448
Deferred warranty revenue               2.632          5,211          8,727         11,627          9,546
Total shareholders' equity             15,917         29,672         45,769         46,570         47,199

SELECTED OPERATING DATA:
Stores open at end of period               24             24             24             25             23
Selling square footage at end
  of period (in thousands) (2)          1,805          1,805          1,782          1,784          1,394
Percentage (decrease) in
  in comparable store sales (3)          (9.9)          (4.6)         (11.0)          (8.1)          (0.9)
Inventory turnover (4)                    4.7            4.6            4.0            4.6            5.3



1) For 1999, includes $36,222 in debt, excluding capitalized lease obligations, reclassified from long-term to current liabilities (Note D).
2) Total selling square footage includes selling and office space within each store, but excludes warehouse space.
3) Comparable store sales are computed monthly for each period presented by comparing the sales in a month (for those stores that were open for the entire month in the current year and the entire comparable month in the prior year) with the sales for the comparable month in the prior year.
4) Inventory turnover is calculated by dividing cost of sales for the period by the average of the beginning and ending inventory balances for the period.


                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 19 of 128

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands, except per share data)


RESULTS OF OPERATIONS
---------------------

The following table sets forth the results of operations as a percentage of sales for the last three years:

                                         YEAR ENDED DECEMBER 31
                                      1999        1998        1997

Net sales and service revenues       100.0%      100.0%      100.0%
Cost of sales and services            65.9        68.6        67.5
                                     -----       -----       -----
Gross profit                          34.1        31.4        32.5
Selling, delivery and
  administrative expenses             39.0        34.6        32.7
Interest expense, net                  2.4         2.2         2.2
Finance participation income          (0.9)       (1.0)       (1.0)
Other income, net                     (1.5)       (1.0)       (1.0)
                                     -----       -----       -----
(Loss)  before income
  taxes (benefit)                     (4.9)       (3.4)       (0.4)
Income taxes (benefit)                --           1.7        (0.1)
                                     -----       -----       -----
Net (loss)                            (4.9)%      (5.1)%      (0.3)%
                                     =====       =====       =====

Sales by the Company's three market areas as a percentage of total sales for each of the last three years were as follows:

                                       YEAR ENDED DECEMBER 31

                                      1999     1998      1997

Ohio                                   46%      49%      50%

Georgia                                33       31       30

Florida                                21       20       20
                                      ---      ---      ---
                                      100%     100%     100%
                                      ===      ===      ===


                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 20 of 128

Sales by major product category as a percentage of total sales for each of the last three years were as follows:

                                          YEAR ENDED DECEMBER 31
                                          1999     1998     1997

Furniture ...........................      42%      38%      37%

Bedding .............................      13       13       13

Major appliances ....................      21       24       25

Consumer electronics ................      18       18       19

Extended warranty contracts and other       6        7        6
                                          ---      ---      ---

                                          100%     100%     100%
                                          ===      ===      ===

1999 COMPARED TO 1998. Sales in 1999 were $287,008, compared to $318,710 in 1998, a 9.9% decrease. All stores were comparable in 1999. For 1999, the percentage decreases in sales in the Company's three market areas were as follows: Ohio (16%); Georgia (4%); and Florida (5%). During the third quarter of 1999, the Company was involved in the negotiation of a labor contract with its sales force in the Ohio region, the Company's largest region. During the negotiations, the union called for a boycott of the Company's Ohio stores, and the sales associates were distracted by the bargaining, contributing to the decline in Ohio sales. The labor contract has since been finalized. As a whole, the Company believes that a highly competitive retail environment exists for its major product lines. Distribution channels, particularly with electronics and appliances, continue to expand to include national retailers, adding further competitive pressures. These competitive factors also contributed to the decline in comparable store sales (see "Business-Competition").

Furniture sales continued to increase as a percentage of total sales as the Company continued to increase its emphasis on this higher margin category to mitigate competitive pressures. The decline in major appliance sales as a percentage of total sales reflects a highly competitive retailing environment, expanded distribution channels in the industry, and a lack of new products in this category. It is anticipated that the appliance category will remain under pressure during 2000.

Gross profit for 1999 was $97,944, or 34.1% of sales, compared to $100,213, or 31.4% of sales, for 1998. The majority of the gross profit percentage improvement in 1999 reflected an increase in the percentage of furniture sales to total sales, which generated higher gross profit than other categories. Additionally, furniture gross profit margins improved over 1998 due to better pricing controls and fewer liquidations of discontinued merchandise. The gross margin percentage in the fourth quarter of 1999 was positively affected by a liquidation of LIFO inventory and a reduction in inventory shrinkage, which was partially offset by a reduction in vendor incentives. Contributing to the gross margin percentage improvement in 1999 was a decrease in the LIFO inventory reserve of $298 versus an increase in the reserve of $1,211 in 1998.

Gross margins percentages for 1999 by category, were approximately 40% for furniture, 46% for bedding, 22% for major appliances, and 17% for consumer electronics. The gross margin percentages for 1999 increased for furniture as compared to 1998, while margins for bedding, consumer electronics, and major appliances held relatively steady. Product prices and margins in consumer electronics and appliances continued to be under pressure during 1999, as a result of competitive conditions in these categories.

                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 21 of 128

Selling, delivery, and administrative expenses increased to $111,874, or 39.0% of sales in 1999, compared to $110,358, or 34.6% of sales, in 1998. The increase in expense in 1999 as compared to 1998 was primarily attributable to increased advertising and workers' compensation expense. The increase in expenses as a percentage of sales for 1999, as compared to 1998, was primarily due to the effects of fixed costs in light of the Company's decline in store sales and an increase in advertising expense.

Interest expense, net of interest income, decreased to $6,991 for 1999, as compared to $7,224 in 1998. The decrease in interest expense in 1999 resulted primarily from a reduction in merchandise inventories, which resulted in a decrease in the related indebtedness incurred to carry such inventories.

Finance participation income, which consists of income from the Company's private-label credit card program, decreased to $2,528, or 0.9% of sales, in 1999, compared to $3,032, or 1.0% of sales, in 1998. Finance participation decreased in 1999 compared to 1998 as a result of ongoing changes in the use of income-generating finance programs compared to longer-term, same-as-cash programs that generate financing expense. Such shifts may occur again in the future, thereby affecting the Company's finance participation income.

Other income, net, which consists primarily of cash discounts and rental income from tenants, was $4,415, or 1.5% of sales, in 1999, compared to $3,536, or 1.0% of sales, for 1998. The increase in other income for 1999 was primarily due to the receipt of life insurance proceeds of $1,102 resulting from the death of the Company's chairman.

Loss before income taxes increased to $(13,978) in 1999, from $(10,801) in 1998 as a result of the above-mentioned items. There was no income tax expense for 1999 as compared to income tax expense of $5,322, or approximately 49% of the loss before taxes, in 1998. The provision for income taxes in 1998 reflects an increase in the valuation reserve provided for deferred tax assets resulting in the elimination of all deferred tax assets at December 31, 1998. The increase in the reserve was deemed necessary as a result of the uncertainty of the recoverability of such future tax benefits.

As a result of the Company's continued declining sales in 1999, the resulting sustained losses and inability to generate sufficient cash flow from operations, and the failure to meet its debt covenant requirements, in January 2000 the Company initiated a restructuring effort and filed for protection under the United States Bankruptcy laws (see Note A).

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

Overall, the Company believes that a highly competitive retail environment for big-ticket goods, combined with an industry wide softness in consumer electronics and high consumer debt, contributed to the decrease in comparable store sales. See "Business Competition."


                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 22 of 128

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

Gross profit for 1998 was $100,213, or 31.4% of sales, compared to $110,949, or 32.5% of sales, for 1997. The majority of the decline in gross profit margin percentage in 1998 reflects the liquidation at reduced selling prices of certain aged inventories and inventories from certain vendors that were being de-emphasized or discontinued. Also contributing to the gross margin percentage decline was an increase in the LIFO inventory reserve of $1,211 versus a decrease in the reserve of $239 in 1997. Partially offsetting the decline in gross margin percentage were the above-mentioned sales of third-party extended warranty contracts, which favorably affected gross margins as a percentage of sales by approximately 0.2% in 1998. The effect of the sale of third-party warranty contracts on gross margin as a percentage of sales became comparable in the second quarter of 1998.

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

Loss before income taxes (benefit) increased to $(10,801) in 1998, from $(1,526) in 1997. Income tax expense for 1998 was $5,322, or approximately 49% of the loss before taxes, as compared to income tax benefit of $425, or 28% of loss before taxes, in 1997. The disproportionate provision for income taxes in 1998 reflects an increase in the valuation


                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 23 of 128
reserve provided for deferred tax assets resulting in the elimination of all deferred tax assets at December 31, 1998. The reserve was deemed necessary as a result of the uncertainty of the recoverability of such future tax benefits.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash increased to $2,177 at December 31, 1999, compared to $932 at December 31, 1998. The Company generated $5,444 of cash from operating activities during 1999. Cash of $7,575 was provided from a reduction in merchandise inventories due to limited vendor credit during the fourth quarter and to align inventory with declining sales. Cash was also generated from: (a) the receipt of a tax refund; (b) an increase in customer deposits resulting from delayed product deliveries; (c) an increase in accounts payable due to liquidity issues; (d) proceeds from a life insurance policy received after the death of the Chairman;
(e) a reduction in prepaid rent expense; and (f) a reduction in vendor receivables due primarily to lower volume purchases. These funds were utilized in part by reductions of $1,844 in accrued expenses and $2,579 in the balance of deferred warranty revenue. As a result of the above factors, the Company paid down debt by $1,330.

During 1999, the Company's capital expenditures totaled $3,087. These expenditures primarily represented normal replacement and upgrade projects, including the conversion of the former clearance space in the Norcross, Georgia store into an expanded bedding center, the renovation of the electronics area in that store into a state-of-the-art electronics display, and the consolidation of the Company's two existing clearance centers in Atlanta, Georgia into the Forest Park center. In addition, the Company took delivery of a new enterprise-wide computer hardware and software system, financed by a $1,558 capital lease. The Company has no other significant expansion or capital expenditure plans for 2000 other than normal replacement, repair and upgrade projects. The Company acquired approximately $2,800 of vehicles and warehouse equipment during 1999, which were financed by operating leases.

In March 1999, the Company refinanced its revolving line of credit. The amount available under the line was limited to the lesser of: (a) $30,000 or (b) an amount based upon a percentage of eligible inventory and receivables, which varies seasonally. At December 31, 1999, $18,985 was available under the line, of which $19,135 was outstanding. The line of credit bore interest at either the bank's base rate (8.75% at December 31, 1999) or LIBOR plus 2.25% (8.60% at December 31, 1999). The line of credit included certain restrictive covenants including, among others, limitations on capital expenditures and the aggregate amount of funded debt. The line prohibited the payment of dividends. The line also required the maintenance of a minimum fixed-charge-coverage ratio.

On January 19, 2000, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States bankruptcy laws. In February 2000, the Company entered into a debtor-in-possession credit facility and the existing credit facility described above was repaid. As a result of various covenant violations, mortgage loans are classified as current. The debtor-in-possession credit facility will be classified as long-term (see Note A).

One of the mortgage notes payable contains a balloon payment which is due in September 2000.


YEAR 2000 READINESS DISCLOSURE
------------------------------

The Company has so far experienced no significant problems caused by the calendar year rollover to Year 2000. However, there still may be unknown Year 2000 issues the Company or its suppliers may experience throughout the upcoming year. The costs related to the conversion of the credit-card processing system were insignificant. The costs to upgrade the software and hardware for its primary management information system were approximately $1,800, of which $1,558 was financed through a capital lease. The majority of the expenditures were for hardware upgrades to accommodate new software.

The Company has upgraded several secondary information systems, such as payroll, delivery, telephone, personal computer, and service department systems, to be Year 2000 compliant. The majority of the costs were for software to

                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 24 of 128
incorporate the Company's service departments into the primary management information system. These costs were approximately $500.

OUTLOOK
-------

In January 2000 the Company announced the closing of its Tampa, Florida market and the Cincinnati, Ohio store, and offering for sale its Atlanta (Buckhead), Georgia store facility. During 2000, the Company will continue to focus on improving business operations and customer service in its remaining markets in Dayton, Ohio and Atlanta, Georgia. Areas of focus include improved selling-floor disciplines, improving warehouse operations and delivery performance, improving the management of inventory, improving asset utilization, reducing operating expenses, and turning around comparable store sales. These efforts have required operating expenditures that adversely affected the Company's financial results for 1999. The Company believes these initiatives will yield improvement in the Company's operations during 2000 and beyond.

The Company's financial performance is influenced by product availability, consumer confidence, interest rates, consumer debt, the general level of housing activity, and the general level of economic activity in the United States. Although the Company has seen a modest reduction in competitors' use of same-as-cash promotions, consumers continue to respond best to deep-discount price and finance promotions. This competitive situation is expected to continue to put pressure on comparable store sales, gross margins, promotional finance expenses, and operating results. If the economy slows, the competition can be expected to be even more aggressive.

There are a number of changes in the competitive environment in the Company's markets. One national furniture retailer entered the Dayton market in January 1999. A regional appliance and electronics retailer entered the Cincinnati, Ohio and Richmond, Indiana markets in 1999. Several national retailers operating in the Company's markets have continued to expand within those markets. Several national department store chains are experimenting with freestanding furniture, appliance, and electronics formats, and some of those retailers have entered the Company's markets. These competitors may generate additional competition in the furniture segment.

The Company expects the first quarter of 2000 to reflect a significant decrease in net sales compared to the first quarter of 1999, due to limited product availability resulting from the bankruptcy proceedings and the change of credit facilities (see Note A). The Company expects increased merchandise availability near the end of the first quarter, but there can be no assurance that the level of inventory available under its line of credit and trade credit arrangements will be adequate to sustain sales growth during subsequent periods.

INFLATION
---------

The Company does not believe that inflation had any significant impact on its operations in 1999, 1998, or 1997.

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


                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 25 of 128

The following tables show the Company's quarterly net sales, gross profit, net
(loss), and (loss) per common share for the last two years.

                                                    1999
                            --------------------------------------------------
                              FIRST        SECOND         THIRD        FOURTH
                             QUARTER       QUARTER       QUARTER       QUARTER
Net sales and
  service revenues          $ 72,433      $ 68,950      $ 70,810      $ 74,815

Gross profit                  25,595        25,314        23,953        23,082

Net loss                        (210)       (1,656)       (3,347)       (8,765)

 Basic and diluted loss
   per share                   (0.03)        (0.27)        (0.54)        (1.42)




                                                    1998
                            --------------------------------------------------
                              FIRST        SECOND         THIRD        FOURTH
                             QUARTER       QUARTER       QUARTER       QUARTER
Net sales and
  service revenues          $ 78,512      $ 73,894      $ 78,696      $ 87,608

Gross profit                  24,681        23,096        25,460        26,976

Net loss                      (1,972)       (1,218)       (1,150)      (11,783)

 Basic and diluted loss
   per share                   (0.33)        (0.20)        (0.19)        (1.93)


FORWARD LOOKING STATEMENTS
--------------------------

In the interest of providing the Company's shareholders and potential investors with information concerning management's assessment of the outlook for the Company, this report contains certain "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers should bear in mind that statements relating to the Company's business prospects, as distinct from historical facts, are forward-looking statements, which, by their very nature, involve numerous risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's expectations include, but are not limited to:

A. Changes in economic conditions in the United States, including but not limited to the general level of economic activity, levels of housing activity, interest rates, the availability of consumer credit, consumer confidence, and inflation.

B. Changes in the economic conditions in the market areas in which the Company operates, such as a strike or shutdown of a major employer or industry.

C. Unusual weather patterns, such as unusually hot or cool summers, which can affect the sale of refrigeration products, or unusually cold winters, which can affect consumers' desire and ability to shop for the Company's products. Acts of God, such as floods, hurricanes, or tornadoes, that interrupt the Company's ability to sell or deliver merchan-

                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 26 of 128
dise, interrupt consumers' ability to shop, or destroy a major Company facility, in particular a warehouse or computer facility.

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

H. Difficulties in hiring, training, and retaining a capable work force at reasonable levels of compensation. Difficulties in hiring and retaining an effective senior management group. Business interruptions due to union activities. An attempt to organize additional portions of the Company's work force.

I. The availability of appropriate sites for expansion, on favorable terms, and the long-term receptivity of consumers to new store formats and locations.

J. Access to lines of credit and real estate mortgage financing sources at favorable rates of interest, terms, and conditions.

K. Access to additional equity capital.

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


                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 27 of 128

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

U. Changes in highway or street configurations such that the Company's stores become less accessible to consumers. Changes in consumer use or ownership of "second homes."

V. Changes in the cost or availability of liability, property, and health insurance.

W. Ability to emerge successfully from bankruptcy protection.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Not applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The Company's Consolidated Financial Statements for the three years ended December 31, 1999, the Notes thereto, and the Independent Auditors' Report thereon are as follows:

                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 28 of 128

INDEPENDENT AUDITORS' REPORT

Board of Directors
Roberds, Inc.
Dayton, Ohio

We have audited the accompanying consolidated balance sheets of Roberds, Inc. (Debtor) and subsidiary (the "Company") as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A, on January 19, 2000, the Company filed for reorganization under Chapter 11 of the federal bankruptcy laws. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A, the Company's recurring losses from operations and negative working capital raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note A. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP
Dayton, Ohio
February 25, 2000



                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 29 of 128

ROBERDS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
----------------------------------------


                                                           YEAR ENDED DECEMBER 31
                                                     1999           1998            1997

NET SALES AND SERVICE REVENUES (NOTE G)           $ 287,008      $ 318,710      $ 341,703

COST OF SALES AND SERVICES                          189,064        218,497        230,754
                                                  ---------      ---------      ---------
     Gross profit                                    97,944        100,213        110,949

SELLING, DELIVERY AND ADMINISTRATIVE EXPENSES       111,874        110,358        111,642
INTEREST EXPENSE, NET                                 6,991          7,224          7,545
FINANCE PARTICIPATION INCOME (NOTE H)                (2,528)        (3,032)        (3,217)
OTHER INCOME, NET                                    (4,415)        (3,536)        (3,495)
                                                  ---------      ---------      ---------
LOSS BEFORE INCOME TAXES (BENEFIT)                  (13,978)       (10,801)        (1,526)

INCOME TAXES (BENEFIT) (NOTE I)                          --          5,322           (425)
                                                  ---------      ---------      ---------

NET LOSS                                           ($13,978)      ($16,123)       ($1,101)
                                                  =========      =========      =========

BASIC AND DILUTED NET LOSS PER COMMON SHARE          ($2.26)        ($2.66)        ($0.18)
                                                  =========      =========      =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED                                   6,189          6,065          5,979
                                                  =========      =========      =========




See notes to consolidated financial statements.

                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 30 of 128

ROBERDS, INC. AND SUBSIDIARY
----------------------------

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
--------------


                                                                         DECEMBER 31
ASSETS                                                               1999         1998
------

CURRENT ASSETS:
  Cash and cash equivalents                                        $  2,177     $    932
  Receivables:
   Customers (less allowance of $370
    in 1999 and $212 in 1998)                                           842          921
   Vendors and other (less allowance of $820 in 1999) (Note C)          924        2,390
  Merchandise inventories (Note B)                                   36,660       43,937
  Refundable income taxes                                               116        2,360
  Prepaid expenses and other                                            817        1,983
                                                                   --------     --------
          Total current assets                                       41,536       52,523

PROPERTY AND EQUIPMENT - AT COST (NOTES B AND E):
  Land                                                               15,539       15,539
  Buildings and improvements                                         65,465       65,432
  Leasehold improvements                                             34,927       33,590
  Furniture, fixtures and office equipment                            6,553        6,145
  Computer equipment                                                  4,611        5,788
  Warehouse equipment and vehicles                                    2,576        3,176
  Construction in progress                                              189          111
                                                                   --------     --------
                                                                    129,860      129,781
  Less accumulated depreciation and amortization                     41,648       37,696
                                                                   --------     --------
                                                                     88,212       92,085

CERTIFICATES OF DEPOSIT - RESTRICTED (NOTE B)                         2,361        2,331

OTHER ASSETS                                                          1,373        1,269
                                                                   --------     --------
                                                                   $133,482     $148,208
                                                                   ========     ========



See notes to consolidated financial statements.

                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 31 of 128

ROBERDS, INC. AND SUBSIDIARY
----------------------------

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------


                                                                   DECEMBER 31
LIABILITIES AND SHAREHOLDERS' EQUITY                            1999         1998
------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                            $15,488       $14,130
  Accrued payroll and payroll taxes                             5,028         5,702
  Accrued sales taxes                                           1,636         2,073
  Other accrued expenses                                        2,033         2,510
  Customer deposits                                            13,547        11,573
  Litigation (Note L)                                           1,271         1,271
  Accrued self-insured workers' compensation                      852         1,225
  Deferred warranty revenue - current (Note B)                  1,042         2,580
  Current maturities of long-term debt (Notes D and E)         43,280         2,945
                                                             --------      --------
          Total current liabilities                            84,177        44,009


LONG-TERM LIABILITIES:
  Long-term debt including capital leases (Notes D and E)      29,959        70,065
  Deferred rent (Note E)                                        1,839         1,831
  Deferred warranty revenue (Note B)                            1,590         2,631
                                                             --------      --------
          Total long-term liabilities                          33,388        74,527



SHAREHOLDERS' EQUITY (NOTE F)
  Preferred stock - authorized 5,000 shares,
    none issued or outstanding
  Common shares - authorized 15,000 shares,
    no par value; issued and outstanding, 6,241 and
    6,108  respectively, stated at $.10 per share                 624           611
  Additional paid-in capital                                   32,542        32,332
  (Deficit)                                                  (17,249)       (3,271)
                                                             --------      --------
         Total shareholders' equity                            15,917        29,672
                                                             --------      --------
                                                             $133,482      $148,208
                                                             ========      ========



See notes to consolidated financial statements.


                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 32 of 128

ROBERDS, INC. AND SUBSIDIARY
----------------------------

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(IN THOUSANDS)
--------------


                                                                                      ADDITIONAL     RETAINED
                                                                  COMMON STOCK          PAID-IN      EARNINGS
                                                               SHARES       AMOUNT      CAPITAL      (DEFICIT)

BALANCE - December 31, 1996                                     5,946      $    595     $ 31,797     $ 14,178

  Issuance of common shares (Note F)                               60             6          294
  Net loss                                                                                             (1,101)
                                                             --------      --------     --------     --------

BALANCE - December 31, 1997                                     6,006           601       32,091       13,077

  Issuance of common shares (Note F)                              102            10          241
  Net loss
                                                                                                      (16,123)
  Distributions payable to initial shareholders pursuant
   to Tax Indemnification Agreement (Note I)
                                                                                                         (225)
                                                             --------      --------     --------     --------

BALANCE - December 31, 1998                                     6,108           611       32,332       (3,271)

  Issuance of common shares (Note F)                              133            13          210
  Net loss
                                                                                                      (13,978)
                                                             --------      --------     --------     --------

BALANCE - December 31, 1999                                     6,241      $    624     $ 32,542     ($17,249)
                                                             ========      ========     ========     ========


See notes to consolidated financial statements.



                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 33 of 128

ROBERDS, INC. AND SUBSIDIARY
----------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (IN THOUSANDS)
                                             --------------


 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               YEARS ENDED DECEMBER 31
                                                                            1999         1998           1997
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               ($13,978)     ($16,123)     ($ 1,101)
  Adjustments to reconcile net loss to net
    Cash provided by operating activities:
      Depreciation and amortization                                         8,314         8,795         9,025
      LIFO reserve                                                           (298)        1,211          (239)
      (Gain) loss on sales of property and equipment                          (16)           38            87
      Deferred income taxes                                                     -         7,756         1,510
      Changes in assets and liabilities:
         Receivables                                                        1,545           693         2,388
         Merchandise inventories                                            7,575         6,025        12,064
         Refundable income taxes                                            2,244          (335)       (2,025)
         Prepaid expenses and other                                         1,166          (191)           65
         Accounts payable                                                   1,333        (2,654)         (769)
         Customer deposits                                                  1,974          (113)        2,899
         Accrued expenses                                                  (1,844)          679          (230)
         Deferred warranty revenue and rent                                (2,571)       (3,406)       (2,820)
                                                                         --------      --------      --------
      Net cash provided by operating activities                             5,444         2,375        20,854
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                     (3,087)       (1,499)       (3,413)
  Proceeds from sales of property and equipment                               392            61            54
  Decreases (increase) in certificates of deposit - restricted                (30)          210          (248)
  Other                                                                         -           189            94
                                                                         --------      --------      --------
      Net cash used in investing activities                                (2,725)       (1,039)       (3,513)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt                                                       19,134         2,500         8,080
  Payments on debt                                                        (20,464)       (5,531)      (25,796)
  Net proceeds from issuance of common shares                                 131           164           220
  Debt issuance costs                                                        (275)          (31)         (145)
                                                                         --------      --------      --------
      Net cash used in financing activities                                (1,474)       (2,898)      (17,641)
                                                                         --------      --------      --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        1,245        (1,562)         (300)
CASH AND CASH EQUIVALENTS - Beginning of year                                 932         2,494         2,794
                                                                         --------      --------      --------
CASH AND CASH EQUIVALENTS - End of year                                  $  2,177      $    932      $  2,494
                                                                         ========      ========      ========
CASH PAID (REFUNDED) FOR:
  Interest, net of capitalized amount of $38 in 1997                     $  6,765      $  6,878      $  7,621
                                                                         ========      ========      ========
  Income taxes                                                            ($2,386)      ($2,271)     $    826
                                                                         ========      ========      ========
NON-CASH TRANSACTIONS - Issuance of common shares to
   Roberds, Inc. Employee Profit Sharing and Retirement Savings Plan     $     92      $     87      $     80
   Capital lease                                                         ========      ========      ========
                                                                         $  1,558             -             -
                                                                         ========      --------      --------


See notes to consolidated financial statements

                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 34 of 128

ROBERDS, INC. AND SUBSIDIARY
----------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
-----------------------------------------------

A. SUBSEQUENT EVENTS AND GOING CONCERN MATTERS

PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY LAWS. On January 19, 2000, the Company ("Debtor") filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy laws, in the Southern District of Ohio, Western Division, case number 00-30194 ("Chapter 11 Case"). The Debtor is currently operating the business as debtor-in-possession.

In general, collection of the Debtor's pre-petition obligations, executory contracts, and indebtedness is stayed during the bankruptcy proceedings. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization. Although the Debtor expects to file a plan to provide for emergence from bankruptcy and liquidation of pre-petition obligations, there can be no assurance that such a plan will be approved by the creditors or confirmed by the Bankruptcy Court, or that any such plan will be consummated. The Debtor has the exclusive right to submit a plan of reorganization for 120 days following the filing of the petition. The court may grant extensions of time to file the plan. If the Debtor fails to file a plan of reorganization during such period or if such plan is not accepted by the creditors and equity holders, any party in interest may subsequently file its own plan of reorganization for the Debtor. A plan of reorganization could result in holders of the common shares receiving no value for their interest. Therefore, the value of the Debtor's common shares is highly speculative.

The bankruptcy court has entered orders granting authority to the Debtor to pay pre-petition employee wages, salaries, benefits, and other employee obligations, and to honor certain pre-petition customer service obligations, including deposits, refunds, warranties, returns and gift certificates.

In February 2000 the Company entered into a debtor-in-possession credit facility (the "DIP Facility"). Under this agreement, the Company may borrow up to $25 million, subject to certain limitations, to fund ongoing working capital needs while it operates under bankruptcy court protection. Financial covenants include maintenance of a minimum ratio of inventory to post-petition trade payables, limitations on capital expenditures, and compliance with cash flow budgets. The DIP Facility includes a $3 million sub-facility for standby and trade letters of credit. Interest rates on the DIP Facility are based on either the Base Rate as to Prime Rate Loans plus 0.25% or the adjusted Eurodollar Rate plus 2.75%, at the borrower's option. The DIP Facility is secured by substantially all assets of the Company, subject to certain liens permitted by the DIP Facility.

Borrowings under the DIP Facility are based on a formula which considers eligible inventories, eligible accounts receivable, eligible fair market value of owned or liquidated real properties, and trade letters of credit obligations. The DIP Facility contains certain restrictive covenants that limit capital expenditures, prohibit dividends, and limit total indebtedness. The DIP Facility expires the earlier of May 2002 or the effective date of the plan of reorganization.

The bankruptcy court approved the DIP Facility on an interim basis with a final hearing expected in March 2000. The Company believes the DIP Facility should provide adequate liquidity to conduct its operations during bankruptcy.

RESTRUCTURING PLAN. As a result of the Company's decreased net sales in 1999, the resulting negative cash flow from operations and the failure to meets its debt covenants, in January 2000 the Company began a restructuring effort. In late January 2000, the Company began the process of closing all eight stores and the distribution center in Florida and the Roberds Grand store in Cincinnati, Ohio, and listed for sale one store facility in Atlanta, Georgia. The Company also began a reduction of its corporate staff.

                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 35 of 128

During the first quarter of 2000, the Company expects to record the following estimated charge for the restructuring:

        Lease and other termination costs       $  5,629
        Fixed asset impairment                    12,221
                                                --------
           Total restructuring charge           $ 17,850
                                                ========

        Inventory liquidations                  $  1,200
                                                ========

Lease and other termination costs include contractual rent, estimated lease termination costs, and other real estate costs consisting primarily of utilities, common area maintenance fees and real estate taxes, reduced by estimated sublease income. The Company will pay lease termination fees as it is able to negotiate such terminations or as it rejects such leases under the bankruptcy proceedings. At December 31, 1999 the leases on the locations to be closed vary in length, with expiration dates from June 2005 to November 2010. The ultimate timing of lease termination payments will depend on the Company's ability to negotiate acceptable lease exit terms. Other costs include estimated debt and lease termination fees.

Property and equipment associated with the restructuring will be written-down to reflect estimated fair value. Management anticipates selling or abandoning substantially all owned and leased property and equipment associated with the markets to be closed.

Approximately 500 employees were terminated pursuant to the restructuring. Employee severance costs are not expected to be significant, and will be paid or accrued in the first quarter of 2000.

The Company will record a loss of approximately $1,200 on the February 2000 sale of inventory to a liquidator in the Florida market and Cincinnati. This loss will be included in cost of sales.

The Company is continuing to assess its operations as it develops a plan of reorganization. Additional restructuring costs may be incurred as the plan is developed.

GOING CONCERN MATTERS. The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's recent losses and negative cash flows from operations, and the bankruptcy case raise substantial doubt about the Company's ability to continue as a going concern. As discussed above, management intends to submit a plan for reorganization to the court. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, (i) the Company's ability to obtain and comply with debtor-in-possession financing agreements, (ii) confirmation of a plan of reorganization by the court, (iii) the Company's ability to achieve profitable operations after such confirmation, and (iv) the Company's ability to generate sufficient cash from operations to meet its obligations.

Management believes that the plan of reorganization, as it is being developed and subject to approval of the bankruptcy court, and the DIP Facility, along with cash provided by operations, will provide sufficient liquidity to allow the Company to continue as a going concern; however, there can be no assurance that the sources of liquidity will be available or sufficient to meet the Company's needs. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 36 of 128

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of Roberds, Inc. and its wholly-owned subsidiary, Roberd Insurance Agency, Inc. (the "Company"). All significant intercompany transactions and balances have been eliminated.

OPERATIONS. The Company operates retail stores in three geographic market areas selling furniture, bedding, appliances and electronics. At December 31, 1999, the Company operated 24 large-format stores, with seven in the Ohio market, including six in Dayton and one megastore in Cincinnati, nine in the Atlanta, Georgia market, and eight in the Tampa, Florida market (see Note A).

CASH AND CASH EQUIVALENTS. Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased. The State of Florida requires the Company to maintain deposits to partially fund its extended warranty and product maintenance contracts and its self insured liability for workers' compensation. Such deposits are included in certificates of deposit - restricted.

MERCHANDISE INVENTORIES. Merchandise inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method, except for electronics which are valued using the first-in, first-out (FIFO) method. Electronics represented approximately 25% of merchandise inventories at December 31, 1999 and 24% at December 31, 1998. If the FIFO method had been used for all inventory, inventory values would have been approximately $3,019 higher at December 31, 1999 and $3,317 higher at December 31, 1998. The significant reduction of inventory levels during the fourth quarter of 1999 resulted in liquidations of various LIFO layers.

PRE-OPENING COSTS. Costs incurred in the opening of new stores are expensed as incurred.

PROPERTY AND EQUIPMENT. Property, equipment and improvements, including capital leases, are depreciated or amortized over their estimated useful lives or the lease term using the straight-line method. The lives, by category, generally are as follows:

         Buildings and improvements                   10 to 40 years
         Leasehold improvements                       10 years
         Furniture, fixtures and office equipment     3 to 5 years
         Computer equipment                           3 to 8 years
         Warehouse equipment and vehicles             3 to 10 years

EXTENDED WARRANTY AND PRODUCT MAINTENANCE CONTRACTS. Contracts with terms from nine months to ten years are sold to supplement or extend manufacturers' warranties on appliances, electronics and furniture products. In 1997, the Company began to sell third-party extended warranty contracts. Revenues and the related costs of the contracts entered into after the effective date of the agreement are being recognized at the time the third-party contracts are sold. Deferred warranty revenue and selling costs related to contracts sold prior to the effective date of the agreement are recognized over the remaining lives of the contracts, and the expenses related to service costs are recognized as incurred.

REVENUE RECOGNITION. Merchandise inventory sales are recognized when the risk of ownership transfers and goods are delivered to the customer.

ADVERTISING. Advertising production costs, primarily those associated with television advertising, are expensed the first time the related advertising is utilized.

EARLY PAYMENT DISCOUNTS. Discounts received from vendors for early payment have been classified as other income in the consolidated statements of operations.



                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 37 of 128

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NET (LOSS) PER COMMON SHARE. In 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." Diluted loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year, adjusted for the dilutive effect, if any, of the Company's stock-based incentive plans. For the years ended December 31, 1999, 1998, and 1997, stock options outstanding under the Company's stock-based incentive plans were anti-dilutive.

STOCK OPTIONS. The Company measures cost for stock options issued to employees using the method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees."

PENDING ACCOUNTING PRONOUNCEMENT. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This pronouncement will be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is still in the process of analyzing the impact of the adoption of this statement.

RECLASSIFICATIONS. Certain reclassifications have been made in the 1998 and 1997 financial statements to conform to the classifications used in 1999. These reclassifications had no effect on the results of operations or shareholders' equity as previously reported.

C. ACCOUNTS RECEIVABLE FROM VENDORS AND OTHER

Accounts receivable from vendors and others consist primarily of amounts due from vendors for various rebate and cooperative advertising programs and for merchandise inventory returns.



                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 38 of 128

D. LONG-TERM DEBT


                                                                       DECEMBER 31
                                                                    1999        1998

Revolving line of credit                                           $19,135     $17,500
Mortgage note payable, due in monthly payments of $123,
     including interest at 7.875%, to February 2011                 11,019      11,558
Mortgage notes payable, due in monthly payments of $41,
     plus interest at 9.675%, to June 2010                           3,247       3,404
Mortgage notes payable, due in monthly payments of $62,
     including interest at 8.00%, to December 2010                   5,483       5,759
Mortgage note payable, due in monthly payments of $49,
    including interest at 9.00%, to July 2010                        4,059       4,259
Mortgage note payable, due in monthly payments of $29,
    including interest at 7.64%, to January 2013                     2,896       3,009
                                                                   -------     -------
Debt related to properties to be retained                           45,839      45,489

Mortgage notes payable, due in monthly payments of $82,
    plus interest at 9.03%, to April 2002                            6,644       7,137
Mortgage notes payable, due in monthly payments of $36,
    plus interest at 9.675%, to June 2010                            2,873       3,012
Mortgage note payable, due in monthly payments of $35,
    including interest at 10.375%, due in full, September 2000       3,216       3,287
Mortgage note payable, due in monthly payments of $33
    including interest at 9.59%, to February 2010                    2,583       2,713
                                                                   -------     -------
Debt related to properties to be disposed of                        15,316      16,149

                                                                   -------     -------
Capital lease obligations                                           12,084      11,372
                                                                   -------     -------
                                                                    73,239      73,010
Less current maturities                                             43,280       2,945
                                                                   -------     -------
                                                                   $29,959     $70,065
                                                                   =======     =======


In March 1999, the Company refinanced its revolving line of credit. The amount available under the line was limited to the lesser of: (a) $30,000 or (b) an amount based upon a percentage of eligible inventory and receivables, which varies seasonally. At December 31, 1999, $18,985 was available under the line, of which $19,135 was outstanding. The line of credit bore interest at either the bank's base rate (8.75% at December 31, 1999) or LIBOR plus 2.25% (8.60% at December 31, 1999).The line of credit included certain restrictive covenants including, among others, limitations on capital expenditures and the aggregate amount of funded debt. The line prohibited the payment of dividends. The line also required the maintenance of a minimum fixed-charge-coverage ratio.

On January 19, 2000, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Laws. In February 2000, the Company entered into a debtor-in-possession credit facility and the existing credit facility was repaid. Essentially all of the Company's assets are pledged as collateral for the Company's indebtedness. As a result of various covenant violations, mortgage loans are classified as current. The debtor-in-possession credit facility will be classified as long-term (see Note A).

                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 39 of 128

E. LEASING ACTIVITIES

The Company leases the majority of its retail locations, including some from entities controlled by one or more of the initial shareholders. Most leases include renewal options. In addition, the Company leases the majority of its vehicles from third parties under operating leases. These vehicle leases generally include contingent rentals based upon mileage.

Minimum commitments for leases with remaining terms in excess of one year are as follows:

                                     OPERATING LEASES         CAPITAL LEASES
                                    RELATED                 RELATED
YEAR ENDING DECEMBER 31             PARTIES      OTHER      PARTIES      OTHER

2000                                $   721     $ 6,006     $ 1,919     $   590
2001                                    721       5,823       1,919         590
2002                                    721       5,676       1,919         246
2003                                    721       5,007       1,919           -
2004                                    605       4,050       1,919           -
2005 and later                        5,422      11,620      10,244           -
                                    -------     -------     -------     -------
Total                               $ 8,911     $38,182      19,839       1,426
                                    =======     =======     =======     =======
Less amount representing interest                             9,040         141
                                                            -------     -------
Capital lease obligations                                   $10,799     $ 1,285
                                                            =======     =======


At December 31, 1999, the Company was in default on substantially all real property leases because timely payment was not made. As a result, in most cases, landlords have the right to cancel the lease and take possession of the property. The Company may also be subject to penalties. As part of the bankruptcy proceedings, all executory contracts, including lease obligations, may be assumed or rejected. The Company is currently in the process of reviewing leases for assumption or rejection.

Rent expense for all operating leases was approximately $8,279, $8,067, and $8,391, for the years ended December 31, 1999, 1998 and 1997, which included approximately $750, $721, and $721, for the years ended December 31, 1999, 1998 and 1997, to related parties. Rent expense also included $218, $246, and $262, of contingent rentals based upon vehicle mileage for the years ended December 31, 1999, 1998 and 1997.

Capital leases included in building and improvements totaled $13,641 at December 31, 1999 and 1998. The capital lease included in computer equipment totaled $1,558 at December 31, 1999. Accumulated amortization related to the capitalized leases is $5,658 at December 31, 1999 and $4,474 at December 31, 1998.

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



                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 40 of 128

Subsequent to the Company's bankruptcy filing in January 2000, the Company terminated the plan and is winding up its affairs.

The Company issued 84,157 shares at $1.56 per share under the plan during 1999; 31,715 shares at $2.34 per share and 37,574 shares at $2.39 per share under the plan during 1998; and 18,221 shares at $7.23 per share and 19,517 shares at $4.52 per share under the plan during 1997.

1993 OUTSIDE DIRECTOR STOCK OPTION PLAN. The Company has a director's stock option plan for outside directors of the Company. Grants are made at the market price of the stock at the date of grant. The Company has outstanding options on 6,000 common shares, at $13.00 per share. All of the outstanding options were exercisable; however, none have been exercised. During 1999, options expired on 2,000 shares at $9.25 per share. At December 31, 1998, the plan expired though the outstanding options remain exercisable through 2003.

1993 STOCK INCENTIVE PLAN. The Company's stock incentive plan provides that options on up to 3,000,000 shares may be granted to employees of the Company. Grants are made at the market price of the stock at the date of grant. One-fourth of the options become exercisable on each anniversary of the grant. Any options which are not exercisable by an employee at the termination of employment are canceled.



                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 41 of 128

A summary of option transactions under the stock incentive plan is as follows:

                                               WEIGHTED AVERAGE
                                     SHARES     EXERCISE PRICE
Outstanding December 31, 1996        239,500      $   10.46

  Granted                            151,000           5.10
  Canceled                           (39,500)         10.49
                                   ---------
Outstanding December 31, 1997        351,000           8.15

  Granted                            830,778           2.28
  Canceled                          (107,000)          5.43
                                   ---------
Outstanding December 31, 1998      1,074,778           3.89

  Granted                            200,783           1.76
  Canceled                          (314,522)          3.36
                                   ---------
Outstanding December 31, 1999        961,039           3.60
                                   =========

The following table shows various information about stock options outstanding at December 31, 1999:


                                      OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                       --------------------------------------------   -------------------------
                                           WEIGHTED-
                                            AVERAGE
                           NUMBER          REMAINING     WEIGHTED-       NUMBER        WEIGHTED
                       OUTSTANDING AT     CONTRACTUAL    AVERAGE      EXERCISABLE AT   AVERAGE
        RANGE OF         DECEMBER 31,      LIFE (IN      EXERCISE      DECEMBER 31,    EXERCISE
    EXERCISE PRICES         1999            YEARS)        PRICE            1999         PRICE
    ---------------    --------------     -----------    ---------    --------------   --------
      $1.03 - 2.87            702,280         9.0        $  2.15             126,625   $  2.29
      3.71 - 5.44             136,759         7.5           5.05              68,189      5.08
          8.50                 62,000         5.0           8.50              62,000      8.50
      9.50 - 9.87              12,500         5.8           9.80              10,000      9.78
         13.00                 47,500         3.9          13.00              47,500     13.00
                       --------------                                 --------------
      1.03 - 13.00            961,039         8.2           3.60             314,314      5.98
                       ==============                                 ==============


At December 31, 1999, 2,038,461 shares were available for future grants under the stock incentive plan.

                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 42 of 128

The Company applies APB Opinion 25 "Accounting for Stock Issued to Employees" and related Interpretations to measure the cost of stock options issued to employees. Accordingly, no compensation cost has been recognized for the stock option or employee stock purchase plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for the awards under those plans consistent with the method of FASB Statement 123 "Accounting for Stock Based Compensation," the effect on the Company's net loss and loss per share would have been as follows:

                                       YEAR ENDED DECEMBER 31
                                 1999           1998           1997
Net loss
   As reported                 ($13,978)      ($16,123)       ($1,101)
   Pro forma                    (14,167)       (16,241)        (1,199)
Net loss per share
   As reported                   ($2.26)        ($2.66)        ($0.18)
   Pro forma                      (2.29)         (2.68)         (0.20)


G. NET SALES AND SERVICE REVENUE

Net sales and service revenue includes the following products:

                                           YEAR ENDED DECEMBER 31
                                   1999            1998             1997
Furniture                        $120,615        $122,383         $125,154
Bedding                            37,876          42,342           43,015
Appliances                         59,514          75,155           85,814
Electronics                        50,363          57,693           65,859
Other                              18,640          21,137           21,861
                                 --------        --------         --------
                                 $287,008        $318,710         $341,703
                                 ========        ========         ========

Total 1999 sales include the following sales for the Florida and Cincinnati markets which will be closed in 2000 (see Note A): $52,449 for furniture; $15,545 for bedding; $16,666 for appliances; $17,553 for electronics; and $5,433 for other.

H. FINANCE PARTICIPATION

The Company earns a finance participation fee on credit sales placed through a private-label revolving credit plan. Receivables from this plan are held by the bank without recourse to the Company. Sales under the private label plan as a percentage of consolidated net sales was approximately 46 percent in the year ended December 31, 1999, 41 percent in 1998, and 40 percent in 1997. Because a significant portion of the Company's sales are financed by consumers, the lack of availability of consumer credit programs, or a significant increase in the cost of such programs, could have a material adverse effect on the Company.



                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 43 of 128

I. INCOME TAXES

Deferred taxes reflect the effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal current and non-current deferred income tax assets are as follows:

                                                         DECEMBER 31
                                                      1999         1998
Deferred tax assets:
  Deferred warranty revenue                        $  1,027      $  2,032
  Merchandise inventories                               651           787
  Capital lease obligations                             874           860
  Depreciation                                        2,506           924
  Workers' compensation accrual                         701           973
  Vacation accrual                                      484           527
  Deferred rent                                         717           568
  Other                                                 719           528
  Net operating loss carryforwards                    7,393         2,608
  Valuation allowance                               (15,072)       (9,807)
                                                   ---------     ---------
Net deferred tax asset                             $      -      $      -
                                                   =========     =========




Income taxes (benefit) consist of the following:

                                                  YEAR ENDED DECEMBER 31
                                              1999         1998         1997
Currently payable (refundable):
  Federal                                   $      -     ($2,279)     ($1,985)
  State and local                                  -        (155)          50
                                            --------     --------     --------
                                                          (2,434)      (1,935)

Deferred federal and state                         -       7,756        1,510
                                            --------     --------     --------
                                            $      -      $5,322      ($  425)
                                            ========     ========     ========

A reconciliation between the statutory federal income tax rate and the effective tax rate follows:


                                                           YEAR ENDED DECEMBER 31
                                                       1998       1998       1997
Statutory federal income tax rate                        (34)%      (34)%       (34)%
State and local income taxes, net of federal benefit      (4)        (5)         (4)
Tax settlement                                                       (2)
Change in valuation allowance                             38         90          10
                                                     -------    -------     -------
                                                           -%        49%        (28)%
                                                     =======    =======     =======

                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 44 of 128

The current period reflects no provision for income tax benefits because the Company has the ability to only carry losses forward. Based on the Company's recent performance, a valuation allowance is necessary. The disproportionate provision for income taxes in 1998 reflects an increase in the valuation reserve provided for deferred tax benefits. The reserve was deemed necessary as a result of the uncertainty of the recoverability of such tax benefits. The income tax benefit in 1997 reflects minimum taxes imposed by certain jurisdictions and a valuation reserve for certain state operating loss carryforwards. At December 31, 1999, the Company's federal net operating loss carryforward was approximately $18,383, which expires in 2018 and 2019.

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

Through the initial public offering of its common shares in 1993, the Company paid dividends from time to time. In 1998, the Company settled an examination of its 1993 and 1994 federal income tax returns, and accrued $225 payable to the Initial Shareholders as the result of that settlement, pursuant to the Tax Indemnification Agreement entered into at the time of the initial public offering. A portion of that accrual was paid during 1999, and a portion remains unpaid and subject to the bankruptcy proceedings.

J. EMPLOYEE BENEFIT PLANS

The Company has a profit sharing plan for all eligible employees. Contributions to the plan are made under guidelines established in the Roberds, Inc. Executive Compensation Plan. Profit sharing plan expense was $87 in the year ended December 31, 1999, $82 in 1998, and $80 in 1997.

The Company has a self-insured group health and welfare benefit plan. This plan operates through an independent trust and offers major medical, dental and disability insurance coverage to all eligible employees. The Company provides life insurance for all employees at no cost to the employees. The Company's expense under the health and welfare benefit plan was approximately $512 in the year ended December 31, 1999, $779 in 1998, and $484 in 1997.



                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 45 of 128

K. BUSINESS SEGMENTS
--------------------

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 131 "Disclosures about Segments of an Enterprise and Related Information." The statement requires disclosure of segment information based upon the way management organizes segments within the Company for making operating decisions and assessing performance. The Company has identified the three geographic market areas in which it operates as segments. A summary of the Company's operations by segment for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                     EARNINGS (LOSS) DEPRECIATION    INTEREST
                                      BEFORE INCOME      AND         EXPENSE,
                       NET SALES         TAXES       AMORTIZATION      NET
1999 (NOTES A AND G)
-------------------
Ohio                   $ 131,904      ($  3,273)     $   4,494     $   3,316
Georgia                   94,321         (5,200)         2,521         2,503
Florida                   60,783         (5,505)         1,299         1,172
                       ---------      ---------      ---------     ---------
                       $ 287,008      ($ 13,978)     $   8,314     $   6,991
                       =========      =========      =========     =========
1998
----
Ohio                   $ 156,310       $  2,502      $   4,614     $   3,532
Georgia                   98,568         (5,144)         2,628         2,521
Florida                   63,832         (8,159)         1,553         1,171
                       ---------      ---------      ---------     ---------
                       $ 318,710      ($ 10,801)     $   8,795     $   7,224
                       =========      =========      =========     =========
1997
----
Ohio                   $ 169,557       $  5,161      $   4,644     $   3,670
Georgia                  103,063         (4,212)         2,969         2,665
Florida                   69,083         (2,475)         1,412         1,210
                       ---------      ---------      ---------     ---------
                       $ 341,703      ($  1,526)     $   9,025     $   7,545
                       =========      =========      =========     =========

Included in the operating results of the Company's segments are certain corporate and non-segment expenses that have been allocated to the segments. The Company does not report identifiable assets by operating segment. As a result, such disclosures have been omitted from the segment data.

L. LITIGATION AND OTHER PROCEEDINGS

In 1994, the Ohio Bureau of Workers' Compensation ("Bureau") completed an examination of the Company's 1992 and 1993 workers' compensation returns. After adjustments, the Bureau assessed $871 against the Company, based on the Bureau's reclassification of the majority of the Company's Ohio employees into higher rate classifications. After a series of administrative and judicial appeals by the Company, in August 1999 the Ohio Supreme Court ruled against the Company in its final appeal. In 1998, the Company paid the $871 principal amount of the 1992-1993 assessment. The Company has accrued $168 of interest owed on the 1992-1993 assessment, which it expects to pay in 2000, as well as the estimated amount of additional taxes that would be caused by a reclassification of employees for the period from January 1994 through June 1996, consistent with the Bureau's position for 1992-93.

In the ordinary course of its business, the Company is from time to time a party in certain legal proceedings. In the opinion of management, the Company is not party to any litigation, other than those described herein, that would have a material adverse effect on its operations or financial condition if the proceeding was determined adversely to the Company.

On January 19, 2000, the Company filed for protection under Chapter 11 of the Federal bankruptcy laws. It is not clear how long the Company may have to remain under the protection of such laws, or whether the Company can successfully emerge from bankruptcy protection.



                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 46 of 128

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.


                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 47 of 128

                                    PART III


Certain information required by Part III of this Report is omitted because the Company will file a definitive proxy statement, pursuant to Regulation 14A, for its 2000 annual meeting of shareholders ("2000 Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the 2000 Proxy Statement is incorporated herein by reference.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT


Information concerning the Company's directors is contained in the "Election of Directors" section of the Company's 2000 Proxy Statement and is incorporated herein by reference.

The following information concerning executive officers of the Company is provided pursuant to instruction 3, item 401(b), Regulation S-K, at January 31, 2000. The Company is not aware of any family relationship between any executive officers or directors of the Company. Executive officers serve at the discretion of the Board of Directors.


NAME                              AGE      POSITION
----                              ---      --------
Melvin H. Baskin                  56       Chief Executive Officer and Director

Robert M. Wilson                  47       President, Chief Administrative Officer, General Counsel,
                                           Secretary, and Director

Billy D. Benton                   48       Executive Vice President-General Merchandise Manager

R. Brian Good                     41       Senior Vice President-Stores*

Steven S. Klug                    48       Senior Vice President-General Merchandise Manager

Gearry D. Davenport               45       Chief Financial Officer

Steven Dominguez                  41       Vice President-Store Planning and Accessories

Wayne B. Hawkins                  46       Treasurer and Assistant Secretary*

Jonathan W. House                 55       Vice President-Warehousing, Distribution and Logistics*

Sandra J. Jackson                 53       Vice President-Advertising and Marketing*

Wayne P. McCollum                 60       Chief Information Officer*

Theodore D. Palmer                36       Vice President-Store Operations and Control

M. Scott Taylor                   40       Vice President-Human Resources

Daniel L. Thobe                   49       Vice President, Controller, and Chief Accounting Officer

Michael Van Autreve               52       Vice President-Bedding and Flooring

                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 48 of 128

* Positions eliminated in February and March 2000.

MELVIN H. BASKIN was elected Chief Executive Officer in July 1998 and has been a Director since February 1999. He also served as President from July through October 1998. From July 1997 through July 1998, he was Chief Operating Officer, Farm Stores, Inc., Miami, Florida. From May 1997 through July 1997, he was President, Breuner's Home Furnishings Corp., Lancaster, Pennsylvania, and from June 1996 through July 1997 was President-Eastern Division of Breuner's. From 1993 through May 1996, he was President, Alex & Ivy Country Division, The Bombay Company, Inc., Fort Worth, Texas.

ROBERT M. WILSON was elected President and Chief Administrative Officer in October 1998. He has been General Counsel, Secretary, and a Director since 1993. He served as Chief Financial Officer of Roberds from 1988 through July 1999, and was Executive Vice President from 1988 through October 1998. He was Treasurer from 1993 through May 1995, and Assistant Treasurer from May 1995 through May 1997.

BILLY D. BENTON was elected Executive Vice President--General Merchandise Manager in April 1999. Prior thereto, he was Executive Vice President-Operations from May 1997 through April 1999. From October 1996 through May 1997, he consulted with several businesses and explored a number of business opportunities. From January through October 1996, Mr. Benton was National Director of Retail Marketing for Levitz Furniture Corporation, Boca Raton, Florida. From August 1995 through January 1996, he was Eastern Division President. From 1992 through August 1995, he was Vice President-General Manager, Southeast Region. Levitz filed for protection under Chapter 11 of the bankruptcy laws in September 1997.

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

STEVEN S. KLUG was elected Senior Vice President-General Merchandise Manager in January 2000. He was Senior Vice President-Appliances and Electronics from October 1999 through January 2000. From March 1995 through November 1999, he was Senior Vice President-General Merchandise Manager, HomePlace, Cleveland, Ohio, with responsibility for the furniture and floor covering categories, and for store planning and visual presentation. HomePlace filed for protection under the bankruptcy laws in January 1998. Early in 1995, Mr. Klug was seeking employment.

GEARRY D. DAVENPORT was elected Chief Financial Officer in July 1999. From 1993 through July 1999, he was Chief Financial Officer, Lindemann Produce, LLC, and its predecessors, Reno, Nevada, a produce distributor. He also served as a director of Lindemann from 1993 through February 1999.

STEVEN DOMINGUEZ was elected Vice President-Store Planning and Accessories in January 2000. He was Vice President-Visual Merchandising from February 1999 through January 2000. From January 1997 through November 1998, he was Director of Visual Merchandising, Breuner's Home Furnishings Corporation, Lancaster, Pennsylvania. From April 1995 through December 1996, he was Visual Merchandising Associate, Huffman Koos, Nanuet, New York. From 1984 through April 1995, he was a consultant in visual merchandising and graphic design.

WAYNE B. HAWKINS was elected Treasurer in May 1995, and Assistant Secretary in May 1997. Prior thereto, he was Assistant Treasurer since 1994.



                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 49 of 128

JONATHAN W. HOUSE was elected Vice President-Warehousing, Distribution and Logistics in May 1998. Prior thereto, he served as a consultant to the Company since March 1998. From November 1996 through March 1998, he was a Senior Consulting Project Manager in logistics, NCR Corporation, Dayton, Ohio. Prior thereto, he served in the United States Army primarily in logistics functions and commands, retiring as a Colonel in November 1996. From 1994 through November 1996, he was Commander and Deputy Commander, Defense Electronics Supply Center, Dayton, Ohio.

SANDRA J. JACKSON was elected Vice President-Advertising and Marketing in April 1999. From January 1999 through April 1999, she explored business opportunities. From January 1998 through January 1999, she was Creative Services Director, Caldor Department Store, Norwalk, Connecticut. From January 1997 through January 1998, she was Creative Manager, Cadmus Communication, Atlanta, Georgia. From 1986 through January 1997, she was Creative Services Director, Federated Department Stores, Inc., Atlanta, Georgia.

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

THEODORE D. PALMER was elected Vice President-Store Operations and Control in April 1999. From October 1998 through April 1999, he was Distribution Director in the Company's Tampa market. From September 1996 through October 1998, he was a store manager in the Company's Tampa market. From 1991 through September 1996, he was Vice President/General Manager, Kane's Furniture, Tampa, Florida

M. SCOTT TAYLOR was elected Vice President-Human Resources in November 1998. From October 1996 through November 1998, he was Vice President-Stores, Farm Stores, Inc., Miami, Florida. From April 1995 through October 1996, he was Director-Executive Placement, Sunglass Hut International, Coral Gables, Florida. From 1991 through April 1995, he was Human Resource Manager, T.J. Maxx, Dedham, Massachusetts.

DANIEL L. THOBE was elected Vice President, Controller, and Chief Accounting Officer in November 1999. From June 1997 through November 1999, he was Vice President and Corporate Controller, Breuner's Home Furnishings Corporation, Lancaster, Pennsylvania. From September 1996 through June 1997, he was Divisional Vice President and Controller, The Bon-Ton Stores, Inc., York, Pennsylvania. From 1973 through August 1996, he was associated with Sears, Roebuck and Company, Hoffman Estates, Illinois, in a variety of management positions, most recently as National Director of Capital Accounting and Control.

MICHAEL VAN AUTREVE was elected Vice President-Bedding and Flooring in January 2000, and prior thereto had been Vice President-Bedding since 1988.

The Company's future performance will depend to a significant extent upon the efforts and abilities of certain members of senior management. The loss of the services of any member of senior management could have a material adverse effect on the Company.

At January 31, 2000, the Initial Shareholders, and their spouses, owned approximately 48.6 percent of the Company's outstanding shares. As a result, they may be in a position to control the election of the entire Board of Directors of the Company and control the outcome of all actions requiring shareholder approval, thereby ensuring their ability to control the future direction and management of the Company.


                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 50 of 128

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


ITEM 11. EXECUTIVE COMPENSATION


The information required by this Item is incorporated herein by reference to the "Executive Compensation" section of the Company's 2000 Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The information required by this Item is incorporated herein by reference to the "Security Ownership of Certain Beneficial Owners and Management" section of the Company's 2000 Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The information required by this Item is incorporated herein by reference to the "Certain Relationships and Related Transactions" section of the Company's 2000 Proxy Statement.



                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 51 of 128

                                     PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


         (a)(1)   FINANCIAL STATEMENTS
         ------   --------------------

         The following financial statements are filed as part of this Report and are attached hereto:

                  Independent Auditors' Report.

                  Consolidated Balance Sheets at December 31, 1999 and 1998.

                  Consolidated Statements of Operations for the years ended December 31, 1999, 1998, and 1997.

                  Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998, and 1997.

                  Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997.

                  Notes to Consolidated Financial Statements for the years ended December 31, 1999, 1998 and 1997.


                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 52 of 128

         (a)(2) FINANCIAL STATEMENT SCHEDULES
         ------------------------------------

The following financial statement schedule of the Company, for the three years ended December 31, 1999, is filed as part of this Report and should be read in conjunction with the consolidated financial statements of Roberds, Inc. for the periods then ended:

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


INDEPENDENT AUDITORS' REPORT
----------------------------

Board of Directors
Roberds, Inc.
Dayton, Ohio

We have audited the consolidated financial statements of Roberds, Inc. and subsidiary ("Company") as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 25, 2000, which report includes explanatory paragraphs describing uncertainties relating to bankruptcy proceedings and matters that raise substantial doubt about the Company's ability to continue as a going concern. Such financial statements and report are included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of Roberds, Inc. and subsidiary, listed in Item 14(a)(2) of this Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


DELOITTE & TOUCHE LLP
Dayton, Ohio
February 25, 2000


                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 53 of 128

ROBERDS, INC. AND SUBSIDIARY

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)



           COLUMN A                    COLUMN B      COLUMN C      COLUMN D      COLUMN E
-----------------------------------   -----------   ----------    ----------    ----------
                                      BALANCE AT    CHARGED TO                  BALANCE AT
                                      BEGINNING     COSTS AND                     END OF
DESCRIPTION                           OF PERIOD      EXPENSES     DEDUCTIONS      PERIOD
-----------------------------------   -----------   ----------    ----------    ----------
YEAR ENDED DECEMBER 31, 1999:
   Allowance for doubtful accounts       $212        $1,349          $371         $1,190

YEAR ENDED DECEMBER 31, 1998:
   Allowance for doubtful accounts       $ 75        $  669          $532         $  212

YEAR ENDED DECEMBER 31, 1997:
   Allowance for doubtful accounts       $ 80        $  620          $625         $   75


                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 54 of 128

         (a)(3)  EXHIBITS
         ----------------


3.1 Amended Articles of Incorporation of Registrant, filed January 10, 1994, as Exhibit 4.1 to Registrant's Form S-8, Registration File No. 33-73900, and incorporated herein by reference.

3.2 Amended Code of Regulations of Registrant, filed January 10, 1994, as Exhibit 4.1 to Registrant's Form S-8, Registration File No. 33-73900, and incorporated herein by reference.

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

*10.1.3# Amendment to Roberds, Inc. 1993 Stock Incentive Plan, referred to in Exhibit 10.1, effective as of April 30, 1999, filed herewith.

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

10.2.2# Amendment to Roberds, Inc. Employee Stock Purchase Plan, referred to in Exhibit 10.2, effective as of May 13, 1997, and filed as Exhibit 99.1 to Registrant's Form S-8, Registration File No. 333-37829, and incorporated herein by reference. In January 2000, the Company terminated the plan and began to wind up its affairs.

10.3# Roberds, Inc. 1993 Outside Director Stock Option Plan, filed October 1, 1993 as Exhibit 10.3 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference.


                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 55 of 128

10.3.1# Amendment to Roberds, Inc. 1993 Outside Director Stock Option Plan, referred to in Exhibit 10.3, effective as of November 1, 1996, and filed as Exhibit 10.3.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference. The plan expired in 1998, though options issued under the plan remain exercisable through 2003.

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

10.3.3.2#        Amendment to Roberds, Inc. Amended and Restated Deferred
                 Compensation Plan for Outside Directors, referred to in Exhibit
                 10.3.3, effective as of November 1, 1996, and filed as Exhibit
                 99.1 to Registrant's Form S-8, Registration File No. 333-19903, and filed as Exhibit 10.3.3.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference. The plan was terminated by the filing for bankruptcy protection in January 2000, and its affairs have been wound up.

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

10.4.1.3 Assignment and Assumption of Lease in connection with the transfer of ownership of Registrant's facility located at 1000 East Central Avenue, West Carrollton, Ohio from DAF Investments LTD., an Ohio limited liability company controlled by Mr. Kenneth W. Fletcher, to DAF West Carrollton Plaza, LTD., an Ohio limited liability company controlled by Mr. Fletcher, and assigning Registrant's related lease of the property to DAF West Carrollton Plaza, LTD., effective January 14, 1997, and


                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 56 of 128
                 filed as Exhibit 10.4.1.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

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



                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 57 of 128

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

10.6.3.5 Second Amendment to Amended and Restated Business Loan Agreement between Bank One, Dayton, NA and Registrant, dated December 31, 1996, filed as Exhibit 10.6.3.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

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


                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 58 of 128

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

10.6.3.7.3 Fourth Amendment to Second Amended and Restated Business Loan Agreement between Bank One, NA, successor by merger of Bank One, Dayton, NA, and Registrant, dated as of December 31, 1998, amending the agreement referred to in Exhibit 10.6.3, filed as
                 Exhibit 10.6.3.7.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

10.7 Amended and Restated Private Label Revolving Plan Agreement between Registrant and Bank One, Dayton, N.A., filed October 1, 1993 as Exhibit 10.7 to Registrant's Form S-1, Registration File No. 33-69876, and incorporated herein by reference. Portions of the Exhibit have been omitted pursuant to a request by Registrant for confidential treatment, which runs through 2003.

10.7.1 Amended and Restated Private Label Revolving Credit Plan Agreement between Registrant and Bank One, NA, dated as of June 17, 1998, filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the fiscal period ended June 30, 1998, and incorporated herein by reference.

*10.7.2 Amendment to Amended and Restated Private Label Revolving Credit Plan Agreement between Registrant and GE Capital Consumer Card Co., as successor to Bank One, NA, dated as of January 24, 2000, amending the agreement referred to in Exhibit 10.7.1, filed herewith.

10.8 Loan and Security Agreement between Registrant and BankBoston Retail Finance Inc., dated March 3, 1999, filed as Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

**10.8.1 First Amendment to Loan and Security Agreement between Registrant and BankBoston Retail Finance, Inc., dated as of May 14, 1999, amending the Loan and Security Agreement referred to in 10.8 above, filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal period ended June 30, 1999, and incorporated herein by reference.

**10.8.2 First Modification Agreement to Loan and Security Agreement between Registrant and BankBoston Retail Finance, Inc., dated as of November 17, 1999, amending the Loan and Security Agreement referred to in 10.8 above, filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal period ended September 30, 1999, and incorporated herein by reference.

*10.8.3 Post-Petition Loan and Security Agreement for up to $25 million between Registrant and Jackson National Life Insurance Company, dated as of February 22, 2000, replacing the financing referred to in Exhibit 10.8.2, filed herewith.

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


                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 59 of 128

10.10.2# Registrant's Seconded Amended and Restated Executive Compensation Plan, as amended for the 1997 calendar year, amending the Plan referred to in Exhibit 10.10.1 above, filed as Exhibit 10.10.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

10.10.3# Registrant's Third Amended and Restated Executive Compensation Plan, as amended for the 1998 calendar year, amending the Plan referred to in Exhibit 10.10.2 above, filed as Exhibit 10.10.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.

10.11.3# Employment Agreement, dated as of May 27, 1997, between Registrant and Billy D. Benton, Executive Vice
                 President-Operations, filed as Exhibit 10.11.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

**10.11.4#       Amended and Restated Employment Agreement, dated as of April
                 30, 1999, between Registrant and Billy D. Benton, Executive
                 Vice President-General Merchandise Manager, superseding the
                 Agreement referred to in 10.11.3 above, filed as Exhibit 10.11 to Registrant's Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by reference.

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



                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 60 of 128

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROBERDS, INC., by



/s/ Melvin H. Baskin*
------------------------------------
Melvin H. Baskin, its
Chief Executive Officer


/s/ Gearry D. Davenport*
------------------------------------
Gearry D. Davenport, its
Chief Financial Officer


/s/ Daniel L. Thobe*
------------------------------------
Daniel L. Thobe, its
Vice President and
Chief Accounting Officer


      /s/ Robert M. Wilson
*By:________________________________
 Robert M. Wilson
 Attorney in Fact



February 25, 2000




                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 61 of 128

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on February 25, 2000.



/s/ Melvin H. Baskin*
------------------------------------
Melvin H. Baskin
Director

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

/s/ Gilbert P. Williamson*
------------------------------------
Gilbert P. Williamson
Director

/s/ Robert M. Wilson
------------------------------------
Robert M. Wilson
Director

/s/ Donald C. Wright*
------------------------------------
Donald C. Wright
Director


     /s/ Robert M. Wilson
*By:________________________________
Robert M. Wilson
Attorney in Fact



                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 62 of 128

                                  EXHIBIT INDEX
                                  -------------


10.1.3 Amendment to Roberds, Inc. 1993 Stock Incentive Plan, referred to in Exhibit 10.1, effective as of April 30, 1999.

10.7.2 Amendment to Amended and Restated Private Label Revolving Credit Plan Agreement between Registrant and GE Capital Consumer Card Co., as successor to Bank One, NA, dated as of January 24, 2000, amending the agreement referred to in
                  Exhibit 10.7.1.

10.8.3 Post-Petition Loan and Security Agreement for up to $25 million between Registrant and Jackson National Life Insurance Company, dated as of February 22, 2000, replacing the financing referred to in Exhibit 10.8.2.

23                Independent Auditors' Consent.

24                Powers of attorney.

27                Financial Data Schedules.




                 ---------------------------------------------

                 ROBERDS, INC. 1999 ANNUAL REPORT ON FORM 10-K
                                 Page 63 of 128